Form 10-Q
period 2016-03-31
Rito Group Corp.
filed 2016-05-16
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-193565

Rito Group Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3588502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit Room 2301, Wing Hing Industrial Building,

83-93 Chai Wan Kok Street, Tsuen Wan, NT, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2385-8598

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $.0001 par value	50,520,000

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:	$	$
Cash and cash equivalents	432,760	70,778
Prepayment & Deposits	18,718	-
Other Receivables	1,549	-
Total current assets	453,027	70,778

Non-current assets:
Plant and equipment	10,844	-
Intangible asset	10,900	10,900
Total Non-Current Asset	21,744	10,900

TOTAL ASSETS	$474,771	$81,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$	$
Accounts payable	7,422	2,762
Amount due to directors	26,347	-
Amount due to a related company	4,695	-
Accrued expenses and other payables	24,391	27,157
Total Current Liabilities	62,855	29,919

Non-Current Liabilities
Convertible notes payable	909,565	-

TOTAL LIABILITIES	972,420	29,919

Commitments and contingencies

Stockholders’ Equity
Preferred stock , $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock , $ 0.0001 par value; 600,000,000 shares authorized; 50,520,000 issued and outstanding	5,052	5,052
Additional paid-in capital	147,448	147,448
Other comprehensive income	19	19
Accumulated deficit	(650,168)	(100,760)
Total stockholders’ (deficit) equity	(497,649)	51,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,771	$81,678

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

REVENUES	$-	$1,855	$5,878	$3,069

COST OF REVENUES	-	(1,290)	(2,491)	(1,910)

GROSS PROFIT	-	565	3,387	1,159

OTHER INCOME	2	-	4	-

OPERATING EXPENSES:
General and administrative	(169,021)	(22,115)	(524,780)	(47,753)

LOSS FROM OPERATIONS	(169,019)	(21,550)	(521,389)	(46,594)

OTHER EXPENSE:
Interest expense	(12,420)	-	(28,019)	-

LOSS BEFORE INCOME TAX	(181,439)	(21,550)	(549,408)	(46,594)

Income tax expense	-	-	-	-

NET LOSS	(181,439)	(21,550)	(549,408)	(46,594)

Net loss per share – Basic and diluted	(0.00)	-	(0.01)	-

Weighted average number of common shares outstanding – Basic and diluted	50,520,000	2,477	50,520,000	2,477

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended March 31, 2016
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(549,408)	(46,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	4,969	-
Accrued Interest expense from convertible notes payable	27,446	-
Changes in operating assets and liabilities:
Other Receivables	(1,549)	-
Prepayment & Deposits	(18,718)	-
Accounts payable	4,660	2,762
Accrued expenses and other payables	(2,766)	346
Net cash used in operating activities	(535,366)	(43,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(15,813)	-
Purchase of intangible asset	-	(10,900)

Net cash used in investing activities	(15,813)	(10,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	-	1
Proceeds from convertible notes payable	882,119	-
Advances from directors	26,347	84,516
Advances from a related company	4,695	-
Net cash provided by financing activities	913,161	84,517

Effect of exchange rate changes on cash and cash equivalents	-	1

Net increase in cash and cash equivalents	361,982	30,131
Cash and cash equivalents, beginning of period	70,778	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	432,760	30,131

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest paid	-	-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as cookware, jewelry and watches.

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Sino Union International Limited (“Sino Union”)	Anguilla January 3, 2014	84,500 shares of ordinary share of US$1 each	Investment holding

2.	Rito International Enterprise Company Limited (“Rito International”)	Hong Kong August 12, 2014	630,001 shares of ordinary share of HK$1 each	Trading of retail goods

Rito Group Corp. and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the consolidated balance sheet as of June 30, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto for the period from August 12, 2014 (inception) to June 30, 2015 which included in the Amendment No. 6 to Form S-1, dated April 18, 2016.

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2016, the Company suffered an accumulated deficit of $650,168 and continuously incurred a net operating loss of $549,408 for the nine months ended March 31, 2016. The continuation of the Company as a going concern through June 30, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life

Office equipment	2 years
Computer equipment	2 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statements of operations.

●	Intangible assets

Intangible assets comprised of an e-commerce customers relationship management system (the “System”) which was acquired from an independent third party. The cost of the System will be amortized over the life of three years from the date the Company commence its online trading business. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350), the costs of internally developing other intangible assets are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of intangible assets from third parties, legal fees and similar costs relating to the acquired intangible asset have been capitalized. As of March 31, 2016, the Company’s online trading business has not yet launched.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

●	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to the customers.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts much of its businesses activities in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations and comprehensive income.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31, 2016
	2016	2015
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2016, the Company operates in one reportable operating segment in Hong Kong.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, amounts due from related companies, prepayments, deposits and other receivables, amount due to a director, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

●	Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – PLANT AND EQUIPMENT

	As of
	March 31, 2016	June 30, 2015

Office equipment	$3,434	$-
Computer equipment	12,379	-
	15,813	-
Less: Accumulated depreciation	(4,969)	-
Total	$10,844	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Depreciation expense was $1,944 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Depreciation expense was $4,969 and $0 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 6 – INTANGIBLE ASSETS

On December 1, 2014, Rito International, a wholly owned subsidiary of the Company, acquired an e-commerce customers relationship management system from an independent third party at a purchase price of $10,900. It is a customized information system to facilitate the Company’s online trading business. As of March 31, 2016, the Company’s online trading business has not yet launched and there was no amortization incurred for the period ended March 31, 2016.

NOTE 7 – AMOUNTS DUE TO DIRECTORS

As of March 31, 2016, the directors of the Company had outstanding advances of $26,347 to the Company, which is unsecured, bears no interest and payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 8 – AMOUNT DUE TO A RELATED COMPANY

As of March 31, 2016, the balance of $4,695 represented an outstanding payable to a related company, which is a fellow subsidiary of a corporate stockholder of the Company, for the provision of bookkeeping services for the Company. The amount is unsecured, bears no interest and payable upon demand. Imputed interest is considered insignificant.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

From August 2015 till March 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal amount of $882,119. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017 & 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share at the note holders’ sole and exclusive option.

For the nine months ended March 31, 2016, the accrued interest expense of $28,018 is recognized in the consolidated statements of operations.

NOTE 10 – INCOME TAXES

For the nine months ended March 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the nine months ended March 31,
	2016	2015
Tax jurisdictions from:
– Local	$(27,926)	$-
– Foreign, representing
Anguilla	(31,381)	$(2,723)
Hong Kong	(490,101)	(43,871)
(Loss) before income taxes	$(549,408)	(46,594)

Provision for income taxes consisted of the following:

For the nine months ended March 31,
	2016	2015
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2016, the operations in the United States of America incurred $27,926 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $9,774 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended March 31, 2016, Rito International incurred an operating loss of $490,101 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $80,867 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2016 and June 30, 2015:

	As of
	March 31, 2016	June 30, 2015
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$9,774	$-
– Hong Kong	80,867	12,240
	90,641	12,240
Less: valuation allowance	(90,641)	(12,240)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $90,641 as of March 31, 2016. During the nine months ended March 31, 2016, the valuation allowance increased by $78,401, primarily relating to net operating loss carryforwards from the various tax regime.

NOTE 11 – RELATED PARTY TRANSACTIONS

	Nine months ended March 31,
	2016	2015
Professional fee paid to:
- Related company A	$34,825	$-
- Related company B	7,085	-

Website design and maintenance fee paid to:
- Related company C	11,432	-

Revenue generated from:
- Related party D	-	1,855

	$53,342	$1,855

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Related company A, B, and C are the fellow subsidiaries of a corporate stockholder of the Company.

Related party D is the director of Rito International.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 12 – CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2016, there were no customers who accounted for 10% or more of the Company’s revenues

For the nine months ended March 31, 2016, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	Nine months ended March 31, 2016		March 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,290	22%	$-
Customer B	1,290	22%	-
Customer C	788	13%	-
Total:	$3,368	57%	$-

For the three months ended March 31, 2015, one customer represented more than 10% of the Company’s revenues. This customer (a related party) accounted for 100% of the Company’s revenues amounting to $1,855, with $0 of accounts receivable.

For the nine months ended March 31, 2015, one customer represented more than 10% of the Company’s revenues. This customer (a related party) accounted for 60% of the Company’s revenues amounting to $1,855, with $0 of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2016, there was no vendor who accounted for the Company’s cost of revenues.

For the nine months ended March 31, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $4,570 at period-end.

For the three months ended March 31, 2015 there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,290 at period-end.

For the nine months ended March 31, 2015, there were two vendors who accounted for 29% and 68% of the Company’s cost of revenues respectively, with accounts payable balance of $552 and $1,290 at period-end respectively.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong with an aggregate fixed monthly rent of approximately $1,226. The Company also leases a retail store and staff quarters in Shenzhen with an aggregate fixed monthly rent of approximately $4,591. Total rent expense for the three months ended March 31, 2016, the nine months ended March 31, 2016 and the nine months ended March 31, 2015 were $13,121 and $33,729 and $0, respectively.

As of March 31, 2016, there were no commitments or contingencies involved.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.6, dated April 18, 2016, for the year ended June 30, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.6, dated April 18, 2016,in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Rito Group Corp.(the “Company” or “Rito”) was incorporated under the laws of the State of Nevada on March 24, 2015. Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that the wholly owned subsidiary, Sino Union International Ltd. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company.

At this time we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary which is the sale of miscellaneous retail goods. To date the goods sold have been sold through the individual efforts of our management by selling to personal contacts, and the sales have consisted of stainless steel and crystal accessories from Steela + Steelo as well as cookware from Malox. Sino Union International Limited also shares the same business plan of Rito International Enterprise Company Limited.

The future business of Rito is the development of “Rito Online mall” which will provide a platform for merchants and customers to facilitate transactions and take advantage of the growth opportunity we have identified in Hong Kong’s E-Commerce Industry. The Rito Online Mall has not yet been developed and is not operational at this time.

Results of Operation

For the three and nine months ended March 31, 2016 and the three and nine months ended March 31, 2015

Revenues

For the three and nine months ended March 31, 2016 the Company generated revenue in the amount of $0 and $5,878 while for the three and nine months ended March 31, 2015, the Company generated revenues in the amount of $1,855 and $3,069. Our gross profits the three and nine months ended March, 2016 were $0 and $3,387 while for the three and nine months ended March 31, 2015 were $565 and $1,159 respectively. The increase in revenue and gross profit is due to increasing customers. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the three and nine months ended March 31, 2016 we have had general and administrative expenses in the amount of $169,021 and $524,780 while for the three and nine months ended March 31, 2015 we have had general and administrative expenses in the amount of $22,115 and $47,753. These expenses are comprised of marketing expenses of $224,626, advertising and promotion costs of $120,106, and professional fees of $58,633.

Net loss

Our net loss for the three and nine months ended March 31, 2016 were $181,439 and $549,408 while our net loss for the three and nine months ended March 31, 2015 were $21,550 and $46,594. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

Net cash used in operating activities was $535,366 for the nine months ended March 31, 2016 as compared to net cash used in operating activities of $43,486 for the nine months ended March 31, 2015. The cash used in operating activities were a result of our net loss attributable to marketing, advertising promotional costs, and professional fees.

Cash Used In Investing Activities

Net cash used in investing activities was $15,813 and $10,900 for the nine months ended March 31, 2016 and 2015 respectively. The cash used in investing activities were mainly for the purchase of office equipment and software.

Cash Provided by Financing Activities

Net cash provided by financing activities was $913,161 and $84,517 for the nine months ended March 31, 2016 and 2015 respectively. The cash provided by financing activities was mainly from the aggregate proceeds of $882,119 from the issuance of convertible notes payable from August to March 2016.

The total advances from directors and a related company amounted to $31,042 for the nine months ended March 31, 2016, while there was no advances from directors for the nine months ended March 31, 2015.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Going Concern

As of March 31, 2016, the Company suffered an accumulated deficit of $650,168 and incurred a continuous net operating loss of $549,408 for the nine months ended March 31, 2016.These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITO GROUP CORP.
(Name of Registrant)

Date: May 16, 2016

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 16, 2016

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 16, 2016

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: May 16, 2016

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director