Form 10-K
period 2016-06-30
Rito Group Corp.
filed 2016-09-27
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-206319

Rito Group Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3588502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 19, 1/F, Block B, Hong Kong Industrial Centre,

489 Castle Peak Road, Lai Chi Kok, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(852) 2385-8598

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2016

Common Stock, $.0001 par value	50,755,480

Rito Group Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Rito” are references to Rito Group Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

Rito Group Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on March 24, 2015.

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Ltd. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company.

At this time, we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary which is the sale of miscellaneous retail goods. Sino Union International Limited also shares the same business plan of Rito International Enterprise Company Limited.

We are a development stage Company. Thus far the Company has been actively searching for companies that may be interested in listing their own products for sale on our “Rito Online Mall”, which is now still at the designing stage and is believed to be launched once the development is finalized. The Rito Online Mall provides a platform for merchants and customers to facilitate transactions and take advantage of the growth opportunity we have identified in Hong Kong’s E-Commerce Industry.

The products Rito Online mall tends to include are handmade accessories, necklaces, watches, cookware, and numerous other products that we feel will be highly marketable to the population of Hong Kong in particular. Given the ever increasing competitive market we plan to operate in, Rito Group Corp feels that by utilizing the emerging E-Commerce business model known as Online to Offline (O2O) to give us a strategic advantage based around the shopping patterns of the average Hong Kong citizen.

Rito Online Mall plans to feature products from many different retailers, disclosed in greater detail below. In order to generate revenue from the Rito Online Mall all of our members are required to pay a base membership fee. In order to list on our website vendors do not need to pay a membership or listing fee. And our members serve as our sales force and assist in selling the products listed by vendors on the Rito Online Mall. For members successful in selling products on the mall, they will have their names entered in as a reference and they will receive a commission on the sale of products. The membership fees and commissions have not been determined yet, and will be evaluated and implemented as our business continues to develop.

Store-based retailing remains the preferred channel for most consumers in Hong Kong. This is possibly motivated by the sheer abundance of chain and independent retailers conveniently located around Hong Kong. In addition, within Hong Kong a significant part of the culture is to go from store to store and purchase goods as opposed to ordering them online. Citizens prefer to go to the store to look at goods versus simply ordering them online, order and wait. By finding what they are looking for on our online mall and being given the option to go to our physical location to view our display products (which will be identical to those offered at the store, but for display purposes only and not for sale) and see them before they order this will cater to the growing internet usage of the region while also keeping an important aspect of the culture intact.

We currently have one physical location which has displayed pieces of the items available on our platform for consumers to look at and test prior to purchasing the products online. We have leased one retail store in Shenzhen, one of which opened in September 2015. The target demographic for this marketing strategy is primarily middle-class individuals of all ages who want to improve their quality of life. To that end the online shop will mainly list high quality products with international brand recognition. In the future, Rito plans to open numerous showrooms in Asia, not strictly limited to Hong Kong, so that we can reach an even larger market should our initial model within Hong Kong prove to be as successful as we project.

The Company invested in the E-commerce Customers Relationship Management System, namely “U惠-CRM U-Hui-CRM”, related to provide customer management, without limitation, all Intellectual Property Rights and Technical Information. This management system is owned by Rito Group Corp. At present, it should be noted that this management system is in the development stage, and while plans have been created for how this system will work and how it will be designed, it is not finalized and operational at this point in time. In the meantime, before this management system is finalized, the Company tends to use an existing payment method, which is Paypal, to help facilitate online business transactions payment. Nevertheless, “U惠-CRM U-Hui-CRM” is still owned by the Company and will be used once this management system is finalized and ready for operation.

Our Featured Products on the ‘Rito Mall’

*Please note that we do not have definitive agreements with the below mentioned companies, but rather word of mouth agreements and these are tentative products for Rito Online Mall that may, or may not, end up in the final version.

Steela+Steelo

Product: Jewelry, accessories, watch

“Steela+Steelo” (“s+s”), which is a Hong Kong brand with more than a decade of history, is a provider of stainless steel jewelry with simple designs and remarkable ideas. It is specialized in the design of stainless steel, crystal accessories and watches.

These products seem to appeal primarily to Asians and Westerners, and “s+s” Stainless Steel Jewels is made from pure steel that is harmless to human body. Its hard nature explains its durability and everlasting new look. The simplicity of stainless steel allows each jewel piece to be perfectly made into unique yet stylish designs.

S+S has a verbal, and currently non-binding, agreement with Rito to exclusively supply their products in the Rito Online mall when it has finished development.

Malox

Product: Healthy Electric Kettle & stainless cookware

The products are designed in Germany and made in China by YuZe Metal limited Company.

YuZe Metal limited Company was established in 2003 and their idea is to produce the highest quality cookware at affordable prices. They also regularly invest in the latest production technology, such as impact bonding machines, which speed up production accuracy and quality.

Their main products are high quality stainless steel cookware and multi-ply material cookware. They can produce special shaped cookware or large quantity orders efficiently with their advanced technology.

Their customers are from over the world, including Europe, North America and Southeast Asia. They also maintain good cooperative relations with many famous international cookware companies.

Bradley Allan

Product: Men’s golf apparel

Bradley Allan is an American fashion brand selling sophisticated modern men’s golf apparel. It is characterized with fashionable golf polos and golf lifestyle apparel blending natural and performance fabrics in a modern, tailored fit for on or off the course. It utilized premium technical fabrics, fine details and subtle textures. It’s about soft, rich natural fibers such as pima cotton and merino wool mashed up with innovative technical fabrics that keep you cool and dry, but retains the feel we all desire. Main products are polos, pants and shorts.

DÉLYS

Product: Skin care product

DÉLYS is a skin care brand which is committed to developing efficient, quality and safe skin lightening, anti-ageing and purifying solution in order to improve skin appearance and health. With more than 20 years of experience, our experts continue to study and develop advance innovation to find the safest and most effective ingredients for our products. DÉLYS consists of essential daily care designed for the purity of the skin light complexion, the radiance and youthfulness of the face, and effective formulations especially suitable for Asian skin.

Funglan

Product: Water Air Revitalisor

Funglan Environmental protection & technology Co., Ltd is a high grade technology enterprise which professionally engages in R&D, manufacturing and marketing of environmental protection products.

They possess innovative techniques of water washing systems adopted in air purifiers and are a global leader in their industry. Funglan’s mission is to provide quality products to improve customer’s indoor environment, so that they can enjoy a healthy and happy life.

Funglan is supported by a professional and experienced team of R&D in air purifiers, patented technology, and modernized machines. Listed by ISO 9001 ensures Funglan’s quality control system, CE-ROHS listed also enables Funglan’s products can enter into international market. Funglan also exports to Europe, USA and Southeast Asia.

The products that are being sold on Rito Online mall are the air revitalisor and air washing appliances which rid the air of bacteria, fungi, odor, pollens and other pollutants. The resultant air from the air revitalizer will be clean, fresh and aromatic.

Tamaris

Product: Earrings, rings, bracelets, necklaces

Tamaris is a German footwear brand and is one of Europe’s most popular brands in the industry. Tamaris mainly sells shoes and accessories with premium material and exquisite workmanship. It has adopted the traditional German spirit which is people-oriented and comfort as their first creation priority. Akin to their automotive and optical industry, they pursue faultless comfort and durability in this industry as well.

Tamaris is a brand with international concepts and customers are attracted by its innovative design and high quality, which explains its rapid growth in the international fashion industry.

Tamaris will mainly sell high quality accessories on Rito Online mall, such as earrings, rings, bracelets and necklaces.

Evadave

Product: Watch

Evadave is a watch brand belonging to Hong Kong Time Industrial Manufactory Ltd, selling high-quality watch and jewelry. Evadave is dedicated to using materials of the best quality and designs to produce watches. Evadave upholds its core value to produce every watch with heart to make people fall in love with it. In order to survive and then succeed in this competitive market, Evadave has its own core technology and unique watch culture and concept. Evadave has been kept doing innovation, which bring us meticulous, elegant and stylish watches. There are two product lines under Evadave. One is ceramics line while the other one is mechanics line.

Timein

Product: Watch

Timein was found in Hong Kong in 1997 and since 2001 it has successfully registered in the Mainland China, Hong Kong, The USA and Switzerland. Timein was widely recognized and has an extraordinary character. Timein’s design idea is based on classic style. Timein integrates old-fashioned style into watch with modern style, characterizing uniqueness and trendiness. Watches are made of steel, installed with Japanese components and are designed by Hong Kong watch designers. With their technological advance, Timein is gradually building close connection with watch industry by deploying its unique technology. Timein aims at keeping pace with the latest watch development by concentrating on technology development and innovation.

Competition

E-commerce for location based, entertainment and lifestyle service providers has begun to grow rapidly around the world. The e-commerce service providers can be categorized into two sectors. One sector consists of self-operated vendors modeled after Amazon and Groupon, including jd.com, meituan.com and the group buy channel of dianping.com. The second sector consists of third-party platform operators such tmall.com, which focuses on facilitating the sales of goods.

Our competitors also include industry, or content-specific, vertical websites whose information serves the same underlying industries as some of the products that are listed on our online Mall. We may also face competition from major Internet companies who may enter into the e-commerce for local services industry. Any internet companies may compete with us for the any potential vendors who plan to sell their products on online platform.

We believe that the E-commerce industry will continue to experience technical upgrades, evolution in market standards, changes in the needs of merchants and continuous innovation. Our ability to maintain our position and market share depends on many factors, such as: the quality of goods and services on the Rito Online mall, our customer satisfaction, our ability to expand our customer base, the number of products and merchants we can attract to our online mall, our reputation and brand recognition compared to our competitors and the continued growth of Hong Kong’s economy.

Customers

For the year ended June 30, 2016, the Company has generated $5,878 revenue from seven clients and other online buyers under the ordinary course of business of Rito. The revenue mainly represented the sales of some of our featured online products.

Employees

As of June 30, 2016 we have five part-time employees, four of which make up our Officers and Directors. Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/ or director.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2016, we had 50,712,880 shares of our Common Stock par value, $.0001 issued and outstanding. There were 58 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Vstock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

For the year ended June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal amount of $888,410. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017 & 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share at the note holders’ sole and exclusive option.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Ltd. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company. We are a development stage Company. Thus far the Company has been actively searching for companies that may be interested in listing their own products for sale on our E-Commerce site, which is called “Rito Online Mall”. The Rito Online Mall will provide a platform for merchants and customers to facilitate transactions and take advantage of the growth opportunity we have identified in Hong Kong’s E-Commerce Industry. We also maintain our store-based physical location for display pieces of the items available on our platform for consumers to look and test before purchasing the products online. Since our target for this strategy are middle-class individuals of all age who want to improve life quality, the online shop mainly lists high quality products with international brand recognition. Rito plans to open numerous showrooms in Asia, not strictly limited to Hong Kong, so that we can reach an even larger market should our initial model within Hong Kong prove to public offering be as successful as we project.

As of June 30, 2016 and 2015, our accumulated deficits were $934,812 and $100,760 respectively. Our stockholders’ deficit was $492,973 as of June 30, 2016 and stockholders’ equity was $51,759 as of June 30, 2015. We have so far generated $5,878 in revenue. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended June 30, 2016 compared with the period ended June 30, 2015

Revenue

The Company generated revenue of $5,878 for the year ended June 30, 2016 as compared to revenue of $3,406 for the period ended June 30, 2015. The revenue mainly represented the direct sales to individuals and online sales business.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2016 amounted to $787,183 as compared to $102,123 for the period ended June 30, 2015, an increase of $685,060. The expenses for the year ended June 30, 2016 were primarily consisted of marketing fee, advertising and promotion, professional fees, information technology development expenses, and impairment loss on intangible assets. For the period ended June 30, 2015, all general and administrative expenses were mainly related to marketing expense, advertising and promotion costs, and professional fees.

Net Loss

The net loss for the year was $834,052 for the year ended June 30, 2016 as compared to $100,760 for the period ended June 30, 2015. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to minimal revenue being generated.

Liquidity and Capital Resources

As of June 30, 2016 we had working capital surplus of $444,153 consisting of cash and cash equivalents of $449,328 as compared to working capital surplus of $40,859 with cash and cash equivalents of $70,778 respectively as of June 30, 2015.

Net cash used in operating activities for the year ended June 30, 2016 was $799,180 as compared to net cash used in operating activities of $70,841 for the period ended June 30, 2015. The net cash used in operating activities for the year ended June 30, 2016 were mainly for marketing fee, advertising and promotion, professional fees and information technology development expenses. For the period ended June 30, 2015, the net cash used in operating activities were related to marketing, advertising promotional costs, and professional fees.

Net cash used in investing activities for the year ended June 30, 2016 was $Nil as compared to net cash used in investing activities of $10,900 for the period ended June 30, 2015. The net cash used in investing activities for the period ended June 30, 2015 was for purchase of intangible assets.

Net cash provided by financing activities for the year ended June 30, 2016 was $1,177,730 as compared to $152,500 for the period ended June 30, 2015. The net cash provided by financing activities for the year ended June 30, 2016 were mainly attributed from proceeds from convertible notes and proceeds from initial public offering. The net cash provided by financing activities for the period ended June 30, 2015 were mainly attributed from proceeds from private placement and capital contribution to a subsidiary in Hong Kong.

As of August 10, 2016, the Company announced the completion of the initial public offering, whereby it sold 235,480 common shares at $1.5 per share for total gross proceeds of $353,220.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Subscription receivables

For the year ended June 30, 2016, the Company issued 192,880 shares of common stock at $1.5 per share for cash of $289,320. The cash proceed of 20,000 issued shares which amounts to $30,000 has not yet received and therefore the unreceived proceed of $30,000 was treated as subscription receivable.

Intangible assets

Intangible assets comprised of an e-commerce customers’ relationship management system (the “System”) which was acquired from an independent third party. The cost of the System will be amortized over the life of three years from the date the Company commence its online trading business. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350), the costs of internally developing other intangible assets are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of intangible assets from third parties, legal fees and similar costs relating to the acquired intangible asset have been capitalized. As of June 30, 2016, the Company has not yet started to use the System.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended June 30, 2016 and period ended June 30, 2015, the Company recognized an impairment charge of $10,900 and $0, respectively for intangible assets.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

The Company derives its revenue from direct sales to individuals and online sales business. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to the customers.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2016 and period ended June 30, 2015. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company and its subsidiary in Anguilla is United States Dollars (“US$”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2016	As of and for the period ended June 30, 2015

Year-end / average HK$: US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2016.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Choi Tak Yin Addy	53	Chief Executive Officer, President, Director
Choy Wing Fai	40	Chief Financial Officer, Chief Accounting Officer, Treasurer, Director
Kao Pun Yiu Philip	50	Chief Technical Officer, Director
Or Ka Ming	31	Chief Operating Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Choi Tak Yin Addy, Chief Executive Officer, President, Director

Mr. Choi Tak Yin, Addy, who is Chartered Life Underwriter and Chartered Financial Consultant conferred by The American College, has been working in the insurance industry for almost 30 years with professional designation. Mr. Choi served as Unit Manager, Agency of CIGNA Worldwide Insurance Company from 1989-2000. After that, he served as Team Manager, Agency of Altruist Financial Group Ltd until 2014. Mr. Choi provides his services on risk management and financial planning to various clients at all levels from high net worth individuals to corporate institutes. He is experienced in sales and marketing with extensive clientele and networks. He also has a successful record in recruitment, team building as well as training and sales management. Mr. Choi’s experience, as well as his strong relationships with different clients and companies, has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. Since March 24, 2015, Mr. Choi has been serving in Rito Group Corp. as Chief Executive Officer, President and as a member of the Board of Directors.

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director

Mr. Choy Wing Fai graduated the University of Hong Kong with a Bachelor’s of Economics (First class honours). Mr. Choy has also obtained a Master’s degree of Science in Finance from the Chinese University of Hong Kong. After graduation, Mr. Choy joined the Hong Kong Government as an Executive Officer. The main job functions of the Executive Officer Grade include human resource management, financial resource management, administration support, system/project planning and development, direct services to the public, support to boards and councils and event management. Upon his departure from the Hong Kong Government, Mr. Choy has engaged himself in the financial industry. Over the past 5 years, Mr. Choy has been working as President in the Investment Department of Quam Securities Company Limited, which is a subsidiary of the Quam Group (Hong Kong stock code: 952). Mr. Choy is a licensed person to carry out the investment related activities in Hong Kong. His duties include providing asset management services on securities, forex and derivative products; and providing advisory services on mergers and acquisitions, and capital market financing. Mr. Choy’s experience in the financial industry as well as his qualifications have led the Board of Director to reach the conclusion that he should serve as a Director of the Company. Since June 16, 2015, Mr. Choy has been serving in Rito Group Corp. as Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Director.

Kao Pun Yiu Philip, Chief Technical Officer, Director

Mr. Kao holds a Bachelor’s Degree with first class honors in Computer Science from the University of Ulster and a Master’s Degree in Business Administration from University of South Australia. He has more than 15-year experience in top tier IT executive positions in big corporations including Hasbro Far East, Campbell Soup Asia and Boto International prior to work in the digital media business. In 2005, he started his career in the digital media arena and became the CEO of PBE International, a digital content delivery platform company. In 2008, he has extended the digital media platform business into the database marketing arena by offering innovative target advertising and marketing information business services to China Mobile (12580 mobile yellow pages), China Telecom (118114 Database information service) and Guangdong China Post Bureau (online advertising network and mobile yellow pages business). In 2012, he started a venture called Torrpedo Media with his US partners for online advertising business and targeting the North American market and one year later, spin-off another venture Xprncmedia to pilot on the O2O business with US retail stores. He works as an Executive VP in the company up till present. Since 2012, he also was a director of Torrential Holdings LLC, which is building a digital media ecosystem through the acquisition and development of media properties. Mr. Kao experience in IT areas has led the Board of Director to reach a conclusion that he should serve as a Director of the Company. Since June 16, 2015, Mr. Kao has been serving as Chief Technical Officer and as a member of our Board of Directors.

Or Ka Ming, Chief Operating Officer, Director

Mr. Or Ka Ming graduated from Jinan University, China with major study in Bachelor of Laws (International politics and relationships) in 2008. After graduation, Mr. Or joined the Harbour Transportation Worker General Union - F.T.U as an Executive Director (Secretary-General) for 4 years. He was a committee member of the Vocational Training Council Transport Logistics Training Board from 2010 to 2012. Since 2012, Mr. Or worked as Director Assistant in Nice Club Limited, a Hong Kong company focused on e-commerce business and developed a business ideas exchange platform. Mr. Or was responsible for business development and assisting in operation workflows within the company. From 2012 to 2014, Mr. Or also worked in various businesses as a consultant, specialized in administration, human resources and marketing. He was the co-founder of the Rito International Enterprises Company Limited, which is now transforming itself from traditional trading business to e-commerce business. Mr. Or’s experience in operations and e-commerce has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. Since June 16, 2015, Mr. Or has been serving as Chief Operating Officer and as a member of our Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

1.	An understanding of generally accepted accounting principles and financial statements;

2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;

3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;

4.	Experience with internal controls and procedures for financial reporting; and

5.	An understanding of audit committee functions.

Currently, our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period June 30, 2016, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

(1)	On March 24, 2015 Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015 Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015 Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Director.

(4)	On June 16, 2015 Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2016.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2016	-	-	-	-	-	-	-	-
	For the period ended June 30, 2015	-	-	-	-	-	-	-	-

(1)	On March 24, 2015 Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015 Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015 Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Director.

(4)	On June 16, 2015 Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2016, the Company has 50,712,880 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2016 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Choi Tak Yin Addy (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.2%

Common Stock	Choy Wing Fai (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Kao Pun Yiu Philip (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Or Ka Ming (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.2%

Common Stock	All of the officers and directors as a group (iv)	200,000	0.4%

Common Stock	China South Telecom Group Company Limited (i) Room 2106, 21/F Sino Favour Centre, 1 On Yip Street, Chai Wan, Hong Kong	17,500,000	34.50%

Common Stock	Rito Group Holding Ltd (i) Oliaji Trade Centre, 1st Floor, Victoria, Mahe, Seychelles	17,400,000	34.31%

Common Stock	Greenpro Venture Capital Limited (i) Omc Offices, Babrow Building, The Valley, Ai-2640, Anguilla, Bwi	15,000,000	29.57%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (50,712,880 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 50,712,880 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On March 24, 2015 Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors. Also on March 24, 2015 Mr. Choi purchased 100,000 shares of restricted common stock, each with a par value of $.0001 per share, from the Company. The $10.00 in proceeds went directly to the Company as working capital.

On May 15, 2015 we “Rito Group Corp.” exchanged 100,000 shares of our restricted common stock at a par value of $0.0001 with Or Ka Ming, the controlling shareholder of Sino Union International Limited, for 100% of the common stock of Sino Union International Limited. The consideration was in form of shares and the value of the share exchange was in the amount of $10.00. Sino Union International Limited is now our wholly owned subsidiary which shares our exact business plan of which we operate through exclusively at this time.

On June 8, 2015 Rito Group Holding Limited, China South Telecom Group Company Limited and Greenpro Venture Capital Limited purchased 17,400,000, 17,500,000, and 15,000,000 shares of restricted common stock respectively, each with a par value of $.0001 per share, from the Company. The $4,990 in proceeds went directly to the Company as working capital.

On June 16, 2015 Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

On June 16, 2015 Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Director.

On June 16, 2015 Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

For the year ended June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal amount of $888,410. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017 & 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share at the note holders’ sole and exclusive option.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock and Convertible Notes since the sales of the stock and Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of four members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2016	For the period ended June 30, 2015

Audit fees	$15,000	$2,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$15,000	$2,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Rito Group Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.6 (File No. 333-206319) on April 18, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITO GROUP CORP.
(Name of Registrant)

Date: September 27, 2016	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 27, 2016	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: September 27, 2016	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

Date: September 27, 2016	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Officer, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RITO GROUP CORP.

We have audited the accompanying consolidated balance sheets of RITO GROUP CORP. and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2016 and period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the result of its operations and cash flows for the year ended June 30, 2016 and period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: September  27, 2016

Kuala Lumpur, Malaysia

RITO GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Subscription receivables	$30,000	$-
Prepayment and deposit	13,750	-
Cash and cash equivalents	449,328	70,778

Total current assets	493,078	70,778

NON-CURRENT ASSETS
Intangible assets	-	10,900

TOTAL ASSETS	$493,078	$81,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,044	$2,762
Other payables and accrued liabilities	43,881	27,157

Total current liabilities	48,925	29,919

NON-CURRENT LIABILITIES
Convertible notes payable	937,126	-

TOTAL LIABILITIES	986,051	29,919

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 50,712,880 and 50,520,000 shares issued and outstanding as of June 30, 2016 and 2015 respectively	5,071	5,052
Additional paid-in capital	436,749	147,448
Accumulated other comprehensive income	19	19
Accumulated deficit	(934,812)	(100,760)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(492,973)	51,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$493,078	$81,678

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended June 30, 2016	For the period ended June 30, 2015
REVENUE
- Related party	$788	$1,855
- Non-related party	5,090	1,551

	5,878	3,406
COST OF REVENUE	(3,086)	(2,043)

GROSS PROFIT	2,792	1,363

GENERAL AND ADMINISTRATIVE EXPENSES	(787,183)	(102,123)

LOSS FROM OPERATIONS	(784,391)	(100,760)

INTEREST EXPENSE	(49,661)	-

LOSS BEFORE INCOME TAX	(834,052)	(100,760)

INCOME TAXES EXPENSE	-	-

NET LOSS	$(834,052)	$(100,760)

Other comprehensive income:
- Foreign exchange adjustment gain	-	19
COMPREHENSIVE LOSS	$(834,052)	$(100,741)

Net loss per share- Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - Basic and diluted	50,534,048	3,556,709

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$:”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 12, 2014 (Inception)	100,000	$10	84,490	$-	$-	$84,500
Shares issued for founder’s shares	100,000	10	-	-	-	10
Shares issued for additional founders’ shares	49,900,000	4,990	-	-	-	4,990
Shares issued in private placement completed on June 17, 2015 at $0.15 per share	420,000	42	62,958	-	-	63,000
Foreign currency translation adjustment	-	-	-	19	-	19
Net loss for the period	-	-	-	-	(100,760)	(100,760)

Balance as of June 30, 2015	50,520,000	$5,052	$147,448	$19	$(100,760)	$51,759

Shares issued in IPO at $1.5 per share	192,880	19	289,301	-	-	289,320
Net loss for the year	-	-	-	-	(834,052)	(834,052)

Balance as of June 30, 2016	50,712,880	$5,071	$436,749	$19	$(934,812)	$(492,973)

See accompanying notes to consolidated financial statements

RITO GROUP CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”)

	For the year ended June 30, 2016	For the period ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,052)	$(100,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible assets	10,900	-
Accrued interest expense	48,716	-
Changes in operating assets and liabilities:
Subscription receivables	(30,000)	-
Prepayment and deposits	(13,750)	-
Accounts payable	2,282	2,762
Other payables and accrued liabilities	16,724	27,157

Net cash used in operating activities	(799,180)	(70,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(10,900)

Net cash used in investing activities	-	(10,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution to a subsidiary in Hong Kong	-	84,500
Proceeds from shares issued to founders	-	5,000
Proceeds from private placement	-	63,000
Proceeds from issuance of shares in IPO	289,320	-
Proceeds from issuance of convertible notes payable	888,410	-

Net cash provided by financing activities	1,177,730	152,500

Effect of exchange rate changes on cash and cash equivalent	-	19

Net change in cash and cash equivalents	378,550	70,778
Cash and cash equivalents, beginning of year	70,778	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$449,328	$70,778
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$945	$-

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as handmade accessories, necklaces, watches, cookware, and numerous other products.

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

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2016, the Company suffered an accumulated deficit of $934,812 and continuously incurred a net operating loss of $834,052 for year ended June 30, 2016. The continuation of the Company as a going concern through June 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of Rito Group Corp. and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Subscription receivables

For the year ended June 30, 2016, the Company issued 192,880 shares of common stock at $1.5 per share for cash of $289,320. The cash proceed of 20,000 issued shares which amounts to $30,000 has not yet received and therefore the unreceived proceed of $30,000 was treated as subscription receivable.

Intangible assets

Intangible assets comprised of an e-commerce customers’ relationship management system (the “System”) which was acquired from an independent third party. The cost of the System will be amortized over the life of three years from the date the Company commence its online trading business. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350), the costs of internally developing other intangible assets are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of intangible assets from third parties, legal fees and similar costs relating to the acquired intangible asset have been capitalized. As of June 30, 2016, the Company has not yet started to use the System.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended June 30, 2016 and period ended June 30, 2015, the Company recognized an impairment charge of $10,900 and $0, respectively for intangible assets.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

The Company derives its revenue from direct sales to individuals and online sales business. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to the customers.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company and its subsidiary in Anguilla is United States Dollars (“US$”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2016	As of and for the period ended June 30, 2015
Year-end / average HK$: US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective e in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. INTANGIBLE ASSETS

On December 1, 2014, Rito International, a wholly owned subsidiary of the Company, acquired an e-commerce customers’ relationship management system from an independent third party at a purchase price of $10,900. It is a customized information system to facilitate the Company’s online trading business. For the year ended June 30, 2016, the Company provided impairment loss of $10,900 on its intangible assets as its online trading business has not yet launched.

5. SHAREHOLDERS’ EQUITY

For the year ended June 30, 2016, the Company issued an aggregate of 192,880 shares of its common stock at $1.5 per share, for aggregate gross proceeds of $289,320 for initial public offering.

As of June 30, 2016 and 2015, the Company had a total of 50,712,880 and 50,520,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6. CONVERTIBLE NOTES PAYABLE

For the year ended June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal amount of $888,410. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017 & 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share at the note holders’ sole and exclusive option.

For the year ended June 30, 2016, the accrued interest expense of $48,716 is recognized in the consolidated statements of operations.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

7. INCOME TAXES

For the year ended June 30, 2016 and period ended June 30, 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30, 2016	For the period ended June 30, 2015

Tax jurisdictions from:
- Local	$(72,483)	$(23,800)
- Foreign, representing
Anguilla	(61,536)	(2,775)
Hong Kong	(700,033)	(74,185)

Loss before income tax	$(834,052)	$(100,760)

The provision for income taxes consisted of the following:

	For the year ended June 30, 2016	For the period ended June 30, 2015

Current:
- Local	$-	$-
- Foreign (Hong Kong)	-	-

Deferred:
- Local	-	-
- Foreign (Hong Kong)	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Anguilla that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Rito Group Corp. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2016, the operations in the United States of America incurred $72,483 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $25,369 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Republic of Anguilla (“Anguilla”), Sino Union International Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla. A company is subject to Anguilla income tax if it does business in Anguilla. A company that incorporated in Anguilla, but does not do business in Anguilla, is not subject to income tax there. Sino Union International Limited did not do business in Anguilla for the year ended June 30, 2016, and it does not intend to do business in Anguilla in the future. For the year ended June 30, 2016 and period ended June 30, 2015, Sino Union International Limited had a net operating loss of $61,536 and $2,775, respectively.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the year ended June 30, 2016, Rito International incurred an operating loss of $700,033 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $115,505 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$25,369	$-
- Hong Kong	115,505	12,240

	140,874	12,240
Less: valuation allowance	(140,874)	(12,240)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $140,874 as of June 30, 2016. During the year ended June 30, 2016, the valuation allowance increased by $128,634, primarily relating to net operating loss carryforwards from the various tax regime.

8. RELATED PARTY TRANSACTIONS

	For the year ended June 30, 2016	For the period ended June 30, 2015
Revenue generated from:
- Related party A	$788	$-
- Related party B	-	1,855

	788	1,855

Professional fee paid:
- Related party C	239	-
- Related party D	11,703	-
- Related party E	71,025	-

Website design and maintenance fee paid:
- Related party F	11,432	-

	94,399	-

Related party A is the director of the holding company of a corporate shareholder of the Company.

Related party B is the director of Rito International, a wholly owned subsidiary of the Company.

Related party C, D, E and F are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

9. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2016, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended June 30, 2016		As of June 30, 2016
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$1,290	22%	$-
Customer B	1,290	22%	-
Customer C, related party	788	13%	-
Total:	$3,368	57%	$-

For the period ended June 30, 2015, one customer represented more than 10% of the Company’s revenues. This customer (a related party) accounted for 54% of the Company’s revenues amounting to $1,855, with $0 of accounts receivable.

(b) Major vendors

For the year ended June 30, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2016		As of June 30, 2016
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,175	38%	$-
Vendor B	1,018	33%	-
Vendor C	893	29%	4,661
Total:	$3,086	100%	$4,661

For the period ended June 30, 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For the period ended June 30, 2015		As of June 30, 2015
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,423	70%	$-
Vendor B	552	27%	552
Total:	$1,975	97%	$552

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND PERIOD ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”, except for number of shares)

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

10. COMMITMENTS AND CONTINGENCIES

The Company leases certain office premises and retail shop in Hong Kong and the PRC under operating leases that expire at various dates through August 2016.

The aggregate lease expense for the year ended June 30, 2016 and the period ended June 30, 2015 are $41,347 and $3,677, respectively.

As of June 30, 2016, the Company has future minimum rental payments of $1,507 for retail shop due under various operating leases in the next twelve months.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2016 up through the date the Company issued the audited consolidated financial statements.

As of August 10, 2016, the Company has closed the initial public offering which commenced on May 4, 2016. The Company has sold an aggregate of 235,480 shares to the public at a price of $1.5 for total gross proceeds of $353,220.

