Form 10-Q
period 2016-09-30
Rito Group Corp.
filed 2016-11-10
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, $.0001 par value	50,755,480

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”))

	As of
	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Subscriptions receivable	$-	$30,000
Accounts receivable	14,315	-
Prepayments, deposits and other receivables	13,750	13,750
Cash and cash equivalents	302,090	449,328
TOTAL ASSETS	$330,155	$493,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,661	$5,044
Other payables and accrued liabilities	65,168	43,881
Total current liabilities	69,829	48,925

Non-current liabilities
Convertible notes payable	954,887	937,126

TOTAL LIABILITIES	$1,024,716	$986,051

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 50,755,480 and 50,712,880 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	5,076	5,071
Additional paid-in capital	500,644	436,749
Accumulated other comprehensive income	19	19
Accumulated deficit	(1,200,300)	(934,812)

TOTAL STOCKHOLDERS’ DEFICIT	$(694,561)	$(492,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$330,155	$493,078

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2016	2015
REVENUE
Related party	$-	$788
Non-related party	14,315	4,813
	14,315	5,601

COST OF REVENUE	(13,533)	(2,491)

GROSS PROFIT	782	3,110

OPERATING EXPENSES
General and administrative	(247,468)	(170,290)

LOSS FROM OPERATIONS	(246,686)	(167,180)

Interest expense	(18,802)	(3,811)

LOSS BEFORE INCOME TAX	(265,488)	(170,991)

Income tax expense	-	-

NET LOSS	(265,488)	(170,991)

Other comprehensive loss
Foreign currency translation loss	-	-

COMPREHENSIVE LOSS	(265,488)	(170,991)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	50,742,334	50,520,000

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(265,488)	$(170,991)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,443
Interest expenses	18,802	3,811
Changes in operating assets and liabilities:
Subscriptions receivable	30,000	-
Accounts receivable	(14,315)	(551)
Prepayments, deposits and other receivables	-	(1,583)
Accounts payable	(383)	4,660
Other payables and accrued liabilities	21,287	47,531
Net cash used in operating activities	(210,097)	(115,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of tangible assets	-	(11,987)

Net cash used in investing activities	-	(11,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO	63,900	-
Interest paid for convertible notes	(1,041)	-
Proceeds from convertible notes payable	-	435,381
Advances from directors	-	20,480
Advances from a related company	-	5,239
Net cash provided by financing activities	62,859	461,100

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(147,238)	333,442
Cash and cash equivalents, beginning of period	449,328	70,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$302,090	$404,220

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$1,041	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 - BASIS OF PREPARATION

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

In the opinion of management, the consolidated balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as cookware, jewelry and watches, and numerous other products.

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

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2016, the Company suffered an accumulated deficit of $1,200,300 and continuously incurred a net operating loss of $265,488 for the three months ended September 30, 2016. The continuation of the Company as a going concern through June 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Rito Group Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Subscriptions receivable

For the three months ended September 30, 2016, the Company received $30,000 share subscriptions receivable from a shareholder. There was no subscriptions receivable as of September 30, 2016.

●	Revenue recognition

In accordance with the Accounting Standard Codification (“ASC”) Topic 605 “Revenue Recognition”, the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

The Company derives its revenue from sales of goods to individuals. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

●	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to the customers.

●	Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC Topic 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended September 30, 2016. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

●	Net loss per share

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2016	2015
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●	Related parties

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, accounts payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 - SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2016, the Company issued an aggregate of 42,600 shares of its common stock at $1.5 per share for aggregate gross proceeds of $63,900 for initial public offering.

As of September 30, 2016 and June 30, 2016, the Company has a total of 50,755,480 and 50,712,880 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2016, the Company issued convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal and accrued interest of $888,410 and $66,477, respectively. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017& 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share at the note holders’ sole and exclusive option.

For the three months ended September 30, 2016 and 2015, the accrued interest expense of $18,802 and $0, respectively are recognized in the condensed consolidated statements of operations. The Company paid interest of $1,041 to convertible notes holders during the three months ended September 30, 2016.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - INCOME TAXES

For the three months ended September 30, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,
	2016	2015
Tax jurisdictions from:
– Local	$(26,344)	$(5,408)
– Foreign, representing
Anguilla	(1,055)	(32,186)
Hong Kong	(238,089)	(133,397)

Loss before income taxes	(265,488)	(170,991)

Provision for income taxes consisted of the following:

For the three months ended September 30,
	2016	2015
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2016, the operations in the United States of America incurred $98,827 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $34,589 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the three months ended September 30, 2016, no provision for income tax is required due to operating loss incurred. As of September 30, 2016, Rito International incurred $1,012,307 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $167,031 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2016 and June 30, 2016:

	As of
	September 30, 2016	June 30, 2016
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$34,589	$25,369
– Hong Kong	154,790	115,505
	189,379	140,874
Less: valuation allowance	(189,379)	(140,874)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $189,379 as of September 30, 2016. During the three months ended September 30, 2016, the valuation allowance increased by $48,505, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the three months ended September 30,
	2016	2015
Revenue generated from:
- Related party A	$-	$788

Professional fee paid to:
- Related party B	$4,510	$2,600
- Related party C	703	31,000

Website design and maintenance fee paid to:
- Related party D	588	11,432

	$5,801	$45,032

Related party A is the director of the holding company of a corporate shareholder of the Company.

Related party B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 9 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2016, there was one customer who accounted for 100% of the Company’s revenues with accounts receivable balance of $14,315 at period-end.

For the three months ended September 30, 2015, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	For the three months ended September 30, 2015		As of September 30, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$1,290	23%	$-
Customer B	1,290	23%	-
Customer C, related party	788	14%	788
Total:	$3,368	60%	$788

(b) Major vendors

For the three months ended September 30, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three months ended September 30, 2015, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $4,570 at period-end.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire on June 2018, with an aggregate fixed monthly rent of approximately $1,290. Total rent expense for the three months ended September 30, 2016 and 2015 were $3,871 and $10,363 respectively.

As of September 30, 2016, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending September 30:
2017	$15,484
2018	11,613
$27,097

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.“These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.6, dated April 18, 2016, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended September 30, 2016 and 2015

Revenues

For the three months ended September 30, 2016, the Company generated revenue in the amount of $14,315 while for the three months ended September 30, 2015, the Company generated revenues in the amount of $5,601. Our gross profits for the three months ended September 30, 2016 was $782 while for the three months ended September 30, 2015 was $3,110. The increase in revenue is due to a larger size of sales order from a customer. The decrease in gross profit is due to increasing cost of sales. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the three months ended September 30, 2016 we have had general and administrative expenses in the amount of $247,468 while for the three months ended September 30, 2015 we have had general and administrative expenses in the amount of $170,290. These expenses are comprised of information technology development expenses of $125,627, marketing expenses of $55,772 and advertising and promotion of $18,948.

Net loss

Our net loss for the three months ended September 30, 2016 was $265,488 while our net loss for the three months ended September 30, 2015 was $170,991. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

Net cash used in operating activities was $210,097 for the three months ended September 30, 2016 as compared to net cash used in operating activities of $115,680 for the three months ended September 30, 2015. The cash used in operating activities were a result of our net loss attributable to information technology development expenses, marketing expenses and advertising and promotion.

Cash Used In Investing Activities

Net cash used in investing activities was $0 and $11,987 for the three months ended September 30, 2016 and 2015 respectively. The cash used in investing activities for the three months ended September 30, 2015 was resulted from the purchase of plant and equipment.

3

Cash Provided by Financing Activities

Net cash provided by financing activities were $62,859 and $461,100 for the three months ended September 30, 2016 and 2015 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $63,900 from the issuance of shares in initial public offering for the three months ended September 30, 2016 and offset by the paid interest of $1,041 on convertible notes.

There were no advances from directors for the three months ended September 30, 2016 while the total advances from directors and a related company amounted to $25,719 for the three months ended September 30, 2015.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Going Concern

As of September 30, 2016, the Company suffered an accumulated deficit of $1,200,300 and incurred a continuous net operating loss of $265,488 for the three months ended September 30, 2016. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive office

31.2	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITO GROUP CORP.
(Name of Registrant)

Date: November 10, 2016

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: November 10, 2016

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2016

	By:	/s/ OrKa Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: November 10, 2016

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

6