Form 10-Q
period 2016-12-31
Rito Group Corp.
filed 2017-02-14
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-206319

Rito Group Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3588502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 6C, 4/F, Block C, Hong Kong Industrial Centre,

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2017
Common Stock, $.0001 par value	54,565,956

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”))

	As of
	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Subscriptions receivable	$-	$30,000
Prepayments, deposits and other receivables	15,951	13,750
Cash and cash equivalents	184,984	449,328

TOTAL ASSETS	$200,935	$493,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$5,044
Other payables and accrued liabilities	42,208	43,881
Total current liabilities	42,208	48,925

Non-current liabilities
Convertible notes payable	25,776	937,126

TOTAL LIABILITIES	$67,984	$986,051

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 54,555,956 and 50,712,880 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	5,456	5,071
Additional paid-in capital	1,524,274	436,749
Accumulated other comprehensive income	19	19
Accumulated deficit	(1,396,798)	(934,812)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$132,951	$(492,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,935	$493,078

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
REVENUE
Related party	$-	$-	$-	$788
Non-related party	-	277	14,315	5,090
	-	277	14,315	5,878

COST OF REVENUE	-	-	(13,533)	(2,491)

GROSS PROFIT	-	277	782	3,387

OPERATING EXPENSES
General and administrative	(183,848)	(185,467)	(431,316)	(355,757)

LOSS FROM OPERATIONS	(183,848)	(185,190)	(430,534)	(352,370)

Interest expense	(12,650)	(11,788)	(31,452)	(15,599)

LOSS BEFORE INCOME TAX	(196,498)	(196,978)	(461,986)	(367,969)

Income tax expense	-	-	-	-

NET LOSS	$(196,498)	$(196,978)	$(461,986)	(367,969)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	52,026,728	50,520,000	51,384,529	50,520,000

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of June 30, 2016 (audited)	50,712,880	$5,071	$436,749	$19	$(934,812)	$(492,973)

Shares issued in IPO at $1.5 per share	42,600	5	63,895	-	-	63,900

Shares issued upon conversion of convertible notes principal and accrued interest at $0.25 per share	3,729,380	373	931,972	-	-	932,345

Shares issued upon conversion of convertible notes principal and accrued interest at $0.15 per share	11,096	1	1,664	-	-	1,665

Shares issued in private placement at $1.5 per share	60,000	6	89,994	-	-	90,000

Net loss	-	$-	$-	-	$(461,986)	$(461,986)

Balance as of December 31, 2016 (unaudited)	54,555,956	5,456	1,524,274	19	(1,396,798)	132,951

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(461,986)	$(367,969)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,025
Interest expenses	31,452	15,263
Changes in operating assets and liabilities:
Subscriptions receivable	30,000
Accounts receivable	11,548	(6,416)
Prepayments, deposits and other receivables	(13,749)	(9,724)
Accounts payable	(5,044)	4,660
Other payables and accrued liabilities	(1,673)	(3,496)
Net cash used in operating activities	(409,452)	(364,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of tangible assets	-	(13,793)
Net cash used in investing activities	-	(13,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO	153,900	-
Interest paid for convertible notes	(3,420)	-
Effect of exchange rate changes on conversion of convertible notes	(5,372)
Proceeds from convertible notes payable	-	605,345
Advances from directors	-	14,042
Advances from a related company	-	4,722
Net cash provided by financing activities	145,108	624,109

Effect of exchange rate changes on cash and cash equivalents	-	1

Net change in cash and cash equivalents	(264,344)	245,660
Cash and cash equivalents, beginning of period	449,328	70,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,984	$316,438

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$3,420	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

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

In the opinion of management, the consolidated balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

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

As of December 31, 2016, the Company suffered an accumulated deficit of $1,396,798 and continuously incurred a net operating loss of $461,986 for the six months ended December 31, 2016. The continuation of the Company as a going concern through June 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

There was no subscriptions receivable as of December 31, 2016.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Revenue recognition

In accordance with the Accounting Standard Codification (“ASC”) Topic 605 “Revenue Recognition”, the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the period reported.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the six months ended December 31, 2016. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

	As of and for the six months ended December 31,
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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 5 - SHAREHOLDERS’ EQUITY

In July and August 2016, the Company entered into a number of Subscription Agreement with various investors relating to an initial public offering of a total of 42,600 shares of common stocks at a subscription price of $1.5 per share, for an aggregate gross proceeds of $63,900.

On December 1, 2016, the Company entered into a number of Subscription Agreements with various investors relating to the private placement of a total of 60,000 shares of common stocks at a subscription price of $1.5 per share, for an aggregate gross proceeds of $90,000.

On December 1, 2016, the Company issued an aggregate of 3,740,476 shares of its common stock to various investors in conversion of outstanding convertible notes payable in aggregated principal and accrued interest of $863,248 and $76,133, respectively. The conversion price is ranged from $0.15 to $0.25 per share.

As of December 31, 2016 and June 30, 2016, the Company has a total of 54,555,956 and 50,712,880 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During August 2015 to April 2016, the Company issued a number of convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal of $888,410. The Convertible Notes bear interest at a rate of 8% per annum with a maturity of two years, due in 2017 and 2018. The principal and accrued interest are payable in a lump sum at the maturity. The notes are convertible into shares of the Company’s common stock at a conversion price ranged from $0.15 to $0.25 per share at the note holders’ sole and exclusive option.

On December 1, 2016, various note holders converted $863,248 in principal and $76,133 in accrued interest into 3,740,476 shares of common stock. The conversion price is ranged from $0.15 to $0.25 per share.

As of December 31, 2016, the outstanding convertible notes payable is $25,161 and $615 in principal and accrued interest, respectively.

For the three months ended December 31, 2016 and 2015, the interest expense of $12,650 and $11,788, respectively are recognized in the condensed consolidated statements of operations. The Company paid interest of $2,379 to convertible notes holders during the three months ended December 31, 2016.

For the six months ended December 31, 2016 and 2015, the interest expense of $31,452 and $15,599, respectively are recognized in the condensed consolidated statements of operations. The Company paid interest of $3,420 to convertible notes holders during the six months ended December 31, 2016.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - INCOME TAXES

For the six months ended December 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the six months ended December 31,
	2016	2015
Tax jurisdictions from:
– Local	$(52,439)	$(18,335)
– Foreign, representing
Anguilla	(21,899)	(33,220)
Hong Kong	(387,648)	(316,414)

Loss before income taxes	(461,986)	(367,969)

Provision for income taxes consisted of the following:

For the six months ended December 31,
	2016	2015
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2016, the operations in the United States of America incurred $124,922 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $43,722 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the six months ended December 31, 2016, no provision for income tax is required due to operating loss incurred. As of December 31, 2016, Rito International incurred $1,161,866 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $191,708 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2016 and June 30, 2016:

	As of
	December 31, 2016	June 30, 2016
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$43,722	$25,369
– Hong Kong	191,708	115,505
	235,430	140,874
Less: valuation allowance	(235,430)	(140,874)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $235,430 as of December 31, 2016. During the six months ended December 31, 2016, the valuation allowance increased by $94,556, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31 30, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the six months ended December 31,
	2016	2015
Revenue generated from:
- Related party A	$-	$788

Professional fee paid to:
- Related party B	$7,547	$4,961
- Related party C	27,603	31,000

Website design and maintenance fee paid to:
- Related party D	843	11,432

	$35,993	$45,032

Related party A is the director of the holding company of a corporate shareholder of the Company.

Related party B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 9 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended December 31, 2016, there was no customer who accounted for the Company’s revenues.

For the three months ended December 31, 2015, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end.

For the six months ended December 31, 2016, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end.

For the six months ended December 31, 2015, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	For the six months ended December 31, 2015		As of December 31, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$1,290	22%	$-
Customer B	1,290	22%	-
Customer C, related party	788	13%	-
Total:	$3,368	57%	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended December 31, 2016 and 2015, there was no vendor who accounted for the Company’s cost of revenues.

For the six months ended December 31, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the six months ended December 31, 2015, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $4,570 at period-end.

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

The aggregate lease expense for the three months ended December 31, 2016 and 2015 were $3,871 and $10,245, respectively.

The aggregate lease expense for the six months ended December 31, 2016 and 2015 were $7,742 and $20,608, respectively.

As of December 31, 2016, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending December 31:
2017	$15,484
2018	7,742

$23,226

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company presented this condensed consolidated financial statements.

On January 23, 2017, the Company entered into a Subscription Agreement with a corporate investor in relating to a private placement of 10,000 shares of common stocks at a subscription price of $1.5 per share, for an aggregate gross proceeds of $15,000. The proceeds are used for the working capital of the Company.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.6, dated April 18, 2016, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Rito Group Corp. (the “Company” or “Rito”) was incorporated under the laws of the State of Nevada on March 24, 2015. Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that the wholly owned subsidiary, Sino Union International Ltd. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company.

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

Results of Operation

For the three months ended December 31, 2016 and 2015

Revenues

For the three months ended December 31, 2016 and 2015, the Company generated revenue in the amount of $0 and $277 respectively. Our gross profits for the three months ended December 31, 2016 and 2015 was $0 and $277 respectively.

General and administrative expenses

For the three months ended December 31, 2016 and 2015, we have had general and administrative expenses in the amount of $183,848 and $185,467 respectively, a decrease of $1,619 or 0.9%. These expenses are comprised of information technology development expenses of $27,759, advertising and promotion expenses of $31,369, and marketing expenses of $81,128 for the three months ended December 31, 2016.

Net loss

Our net loss for the three months ended December 31, 2016 and 2015 was $196,498 and $196,978 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the six months ended December 31, 2016 and 2015

Revenues

For the six months ended December 31, 2016 and 2015, the Company generated revenue in the amount of $14,315 and $5,878 respectively. Our gross profits for the six months ended December 31, 2016 and 2015 was $782 and $3,387, respectively. The increase in revenue is due to a larger size of sales order from a customer. The decrease in gross profit is due to increasing cost of sales. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the six months ended December 31, 2016 and 2015, we have had general and administrative expenses in the amount of $431,316 and $355,757 respectively, an increase of $75,559 or 21%. The increase is mainly due to the business is still under development and expansion. These expenses are mainly comprised of information technology development expenses of $153,386, advertising and promotion expenses of $50,317, marketing expenses of $111,150, and legal and professional expenses of $38,712 for the six months ended December 31, 2016.

Net loss

Our net loss for the six months ended December 31, 2016 and 2015 was $461,986 and $367,969 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $409,452 for the six months ended December 31, 2016 as compared to net cash used in operating activities of $364,657 for the six months ended December 31, 2015. The cash used in operating activities was a result of our net loss attributable to information technology development expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $0 and $13,793 for the six months ended December 31, 2016 and 2015, respectively. The cash used in investing activities for the six months ended December 31, 2015 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $145,108 and $624,109 for the six months ended December 31, 2016 and 2015 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $153,900 from the issuance of shares in initial public offering and private placement during the six months ended December 31, 2016 and offset by the paid interest of $3,420 on convertible notes and exchange translation effect of $5,372 on conversion of convertible notes.

There were no advances from directors and related company as of December 31, 2016 and June 30, 2016.

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

Going Concern

As of December 31, 2016, the Company suffered an accumulated deficit of $1,396,798 and incurred a continuous net operating loss of $461,986 for the six months ended December 31, 2016. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2016.

Related party transactions

	For the six months ended December 31,
	2016	2015
Revenue generated from:
- Related party A	$-	$788

Professional fee paid to:
- Related party B	$7,547	$4,961
- Related party C	27,603	31,000

Website design and maintenance fee paid to:
- Related party D	843	11,432

	$35,993	$45,032

Related party A is the director of the holding company of a corporate shareholder of the Company.

Related party B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of December 31, 2016, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 19, 2017 and January 25, 2017.

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

RITO GROUP CORP.
(Name of Registrant)

Date: February 14, 2017

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: February 14, 2017

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2017

	By:	/s/ OrKa Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: February 14, 2017

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

