Form 10-Q
period 2017-03-31
Rito Group Corp.
filed 2017-05-12
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2017
Common Stock, $.0001 par value	54,625,956

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Subscriptions receivable	$-	$30,000
Trade receivables	11,751	-
Prepayments, deposits and other receivables	13,749	13,750
Cash and cash equivalents	152,333	449,328

TOTAL ASSETS	$177,833	$493,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$5,044
Other payables and accrued liabilities	39,342	43,881
Total current liabilities	39,342	48,925

Non-current liabilities
Convertible notes payable	26,293	937,126

TOTAL LIABILITIES	$65,635	$986,051

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 54,625,956 and 50,712,880 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	5,463	5,071
Additional paid-in capital	1,629,267	436,749
Accumulated other comprehensive income	19	19
Accumulated deficit	(1,522,551)	(934,812)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$112,198	$(492,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,833	$493,078

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
REVENUE	$47,943	$-	$62,258	$5,878

COST OF REVENUE	(26,013)	-	(39,546)	(2,491)

GROSS PROFIT	21,930	-	22,712	3,387

OTHER INCOME	-	2	-	4

OPERATING EXPENSES
General and administrative	(147,165)	(169,021)	(578,481)	(524,780)

LOSS FROM OPERATIONS	(125,235)	(169,019)	(555,769)	(521,389)

Interest expense	(518)	(12,420)	(31,970)	(28,019)

LOSS BEFORE INCOME TAX	(125,753)	(181,439)	(587,739)	(549,408)

Income tax expense	-	-	-	-

NET LOSS	$(125,753)	$(181,439)	$(587,739)	(549,408)

Net loss per share - Basic and diluted	(0.0)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	54,569,734	50,520,000	52,430,765	50,520,000

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of June 30, 2016 (audited)	50,712,880	$5,071	$436,749	$19	$(934,812)	$(492,973)

Shares issued in IPO at $1.5 per share	42,600	5	63,895	-	-	63,900

Shares issued upon conversion of convertible notes principal and accrued interest at $0.25 per share	3,729,380	373	931,972	-	-	932,345

Shares issued upon conversion of convertible notes principal and accrued interest at $0.15 per share	11,096	1	1,664	-	-	1,665

Shares issued in private placement at $1.5 per share	130,000	13	194,987	-	-	195,000

Net loss	-	$-	$-	-	$(587,739)	$(587,739)

Balance as of March 31, 2017 (unaudited)	54,625,956	5,463	1,629,267	19	(1,522,551)	112,198

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,739)	$(549,408)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	4,969
Interest expenses	31,970	27,446
Changes in operating assets and liabilities:
Subscriptions receivable	30,000	-
Accounts receivable	(11,750)	-
Prepayments, deposits and other receivables	-	(20,267)
Accounts payable	(5,044)	4,660
Other payables and accrued liabilities	(4,539)	(2,766)
Net cash used in operating activities	(547,102)	(535,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(15,813)
Net cash used in investing activities	-	(15,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO	258,900	-
Interest paid for convertible notes	(3,420)	-
Effect of exchange rate changes on conversion of convertible notes	(5,373)	-
Proceeds from convertible notes payable	-	882,119
Advances from directors	-	26,347
Advances from a related company	-	4,695
Net cash provided by financing activities	250,107	913,161

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(296,995)	361,982
Cash and cash equivalents, beginning of period	449,328	70,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,333	$432,760

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$3,420	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the consolidated balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

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

As of March 31, 2017, the Company suffered an accumulated deficit of $1,522,551 and continuously incurred a net operating loss of $587,739 for the nine months ended March 31, 2017. The continuation of the Company as a going concern through June 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINEMONTHS ENDED MARCH 31, 2017

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

There was no subscriptions receivable as of March 31, 2017.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended March 31, 2017. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31,
	2017	2016
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●	Related parties

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

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On January 23, 2017, the Company entered into a Subscription Agreement with an investor relating to the private placement of a total of 10,000 shares of common stocks at a subscription price of $1.5 per share, for an aggregate gross proceeds of $15,000.

During March 2017, the Company entered into a number of Subscription Agreements with various investors relating to the private placement of a total of 60,000 shares of common stocks at a subscription price of $1.5 per share, for an aggregate gross proceeds of $90,000.

As of March 31, 2017, and June 30, 2016, the Company has a total of 54,625,956 and 50,712,880 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

As of March 31, 2017, the outstanding convertible notes payable is $25,161 and $1,132 in principal and accrued interest, respectively.

For the three months ended March 31, 2017 and 2016, the interest expense of $518 and $12,420, respectively are recognized in the condensed consolidated statements of operations. The Company does not pay interest to convertible notes holders during the three months ended March 31, 2017.

For the nine months ended March 31, 2017 and 2016, the interest expense of $31,970 and $28,019, respectively are recognized in the condensed consolidated statements of operations. The Company paid interest of $3,420 to convertible notes holders during the nine months ended March 31, 2017.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - INCOME TAXES

For the nine months ended March 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the nine months ended March 31,
	2017	2016
Tax jurisdictions from:
– Local	$(67,723)	$(27,926)
– Foreign, representing
Anguilla	(24,547)	(31,381)
Hong Kong	(495,469)	(490,101)

Loss before income taxes	(587,739)	(549,408)

Provision for income taxes consisted of the following:

For the nine months ended March 31,
	2017	2016
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2017, the operations in the United States of America incurred $140,206 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $49,072 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended March 31, 2017, no provision for income tax is required due to operating loss incurred. As of March 31, 2017, Rito International incurred $1,269,687 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $209,498 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2017 and June 30, 2016:

	As of
	March 31, 2016	June 30, 2016
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$49,072	$25,369
– Hong Kong	209,498	115,505
	258,570	140,874
Less: valuation allowance	(258,570)	(140,874)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $258,570 as of March 31, 2017. During the nine months ended March 31, 2017, the valuation allowance increased by $117,696, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the nine months ended March 31,
	2017	2016
Professional fee paid to:
- Related party A	$11,030	$7,085
- Related party B	33,803	34,825

Website design and maintenance fee paid to:
- Related party C	843	11,432

	$45,676	$53,342

Related party A, B and C are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 9 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. This customer accounted for 91% of the Company’s revenue amounting to $43,402, with $11,751 account receivable balance at period-end.

For the three months ended March 31, 2016, there was no customer who accounted for 100% of the Company’s revenues.

For the nine months ended March 31, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. This customer accounted for 93% of the Company’s revenue amounting to $57,717, with $11,751 account receivable balance at period-end.

For the nine months ended March 31, 2016, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2016		As of March 31, 2016
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,290	22%	$-
Customer B	1,290	22%	-
Customer C	788	13%	-
Total:	$3,368	57%	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2017, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three months ended March 31, 2016, there was no vendor who accounted for the Company’s cost of revenues.

For the nine months ended March 31, 2017, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended March 31, 2017		As of March 31, 2017
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$26,014	66%	$-
Vendor B	13,532	34%	-
Total:	$39,546	100%	$-

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire on December 2018, with an aggregate fixed monthly rent of approximately $1,548.

The aggregate lease expense for the three months ended March 31, 2017 and 2016 were $4,645and $13,121, respectively.

The aggregate lease expense for the nine months ended March 31, 2017 and 2016 were $12,387 and $33,729, respectively.

As of March 31, 2017, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending March 31:
2017	$18,581
2018	13,935

$32,516

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date the Company presented this condensed consolidated financial statements.

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

Results of Operation

For the three months ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017 and 2016, the Company generated revenue in the amount of $47,943 and $0 respectively. Our gross profits for the three months ended March 31, 2017 and 2016 was $21,930 and $0 respectively. The gross profit margin for the three months ended March 31, 2017 and 2016 was 46% and 0 respectively. The increase in gross profits is due to sales order from a customer.

General and administrative expenses

For the three months ended March 31, 2017 and 2016, we have had general and administrative expenses in the amount of $147,165 and $169,021 respectively, a decrease of $21,856 or 13%. These expenses are comprised of advertising and promotion expenses of $20,448, marketing expenses of $29,209, sample charges of $21,081 and legal and professional expenses of $12,903 for the three months ended March 31, 2017.

Net loss

Our net loss for the three months ended March 31, 2017 and 2016 was $125,753 and $181,439 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended March 31, 2017 and 2016

Revenues

For the nine months ended March 31, 2017 and 2016, the Company generated revenue in the amount of $62,258 and $5,878 respectively. Our gross profits for the nine months ended March 31, 2017 and 2016 was $22,712 and $3,387, respectively. The increase in revenue and gross profits is due to larger size of sales order from a customer. The gross profit margin for the nine months ended March 31, 2017 and 2016 was 36% and 58% respectively. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the nine months ended March 31, 2017 and 2016, we have had general and administrative expenses in the amount of $578,481 and $524,780 respectively, an increase of $53,701 or 10%. The increase is mainly due to the business is still under development and expansion. These expenses are mainly comprised of information technology development expenses of $157,102, advertising and promotion expenses of $70,765, marketing expenses of $69,118, legal and professional expenses of $16,216, sample charges of $28,513 and other professional expenses of $37,800 for the nine months ended March 31, 2017.

Net loss

Our net loss for the nine months ended March 31, 2017 and 2016 was $587,739 and $549,408 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $547,102 for the nine months ended March 31, 2017 as compared to net cash used in operating activities of $535,366 for the nine months ended March 31, 2016. The cash used in operating activities was a result of our net loss attributable to information technology development expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $0 and $15,813 for the nine months ended March 31, 2017 and 2016, respectively. The cash used in investing activities for the nine months ended March 31, 2016 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $250,107and $913,161 for the nine months ended March 31, 2017 and 2016 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $258,900 from the issuance of shares in initial public offering and private placement during the nine months ended March 31, 2017 and offset by the paid interest of $3,420 on convertible notes and exchange translation effect of $5,373 on conversion of convertible notes.

There were no advances from directors and related company as of March 31, 2017 and June 30, 2016.

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

Going Concern

As of March 31, 2017, the Company suffered an accumulated deficit of $1,522,551 and incurred a continuous net operating loss of $555,769 for the nine months ended March 31, 2017. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2017.

Related party transactions

	For the nine months ended March 31,
	2017	2016
Professional fee paid to:
- Related party A	$11,030	$7,085
- Related party B	33,803	34,825

Website design and maintenance fee paid to:
- Related party C	843	11,432

	$45,676	$53,342

Related party A, B and C are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of March 31, 2017, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: May 12, 2017

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 12, 2017

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 12, 2017

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: May 12, 2017

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

