Form 10-Q/A
period 2016-09-30
Rito Group Corp.
filed 2017-06-21
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-55796

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

EXPLANATORY NOTE

Rito Group Corp., a Nevada corporation, (the “Company”), is making this Amendment No. 1 to its Quarterly Report Form 10-Q (“Amendment No. 1 to Form 10-Q”) for the quarterly period ended September 30, 2016, solely to correct a typographical error the Company made when the Company erroneously checked the “Yes” box on the cover of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (filed with the Securities and Exchange Commission on November 10, 2016), erroneously indicating that the Company was a shell company.

In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-Q, the Company confirms that it had both assets and operations during the quarterly period ended September 30, 2016, and was not a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITO GROUP CORP.
(Name of Registrant)

Date: June 21, 2017

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: June 21, 2017

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: June 21, 2017

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: June 21, 2017

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

3