Form 10-Q/A
period 2016-12-31
Rito Group Corp.
filed 2017-06-21
CIK 1646576

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

EXPLANATORY NOTE

Rito Group Corp., a Nevada corporation, (the “Company”), is making this Amendment No. 1 to its Quarterly Report Form 10-Q (“Amendment No. 1 to Form 10-Q”) for the quarterly period ended December 31, 2016, solely to correct a typographical error the Company made when the Company erroneously checked the “Yes” box on the cover of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (filed with the Securities and Exchange Commission on February 14, 2017), erroneously indicating that the Company was a shell company.

In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-Q, the Company confirms that it had both assets and operations during the quarterly period ended December 31, 2016, and was not a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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