Form 10-K
period 2017-06-30
Rito Group Corp.
filed 2017-10-06
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2017

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 6, 2017
Common Stock, $.0001 par value	54,720,120

Rito Group Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2017

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

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Limited. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company.

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

The Company invested in the E-commerce Customers Relationship Management System, namely “U惠-CRM U-Hui-CRM”, related to provide customer management, without limitation, all Intellectual Property Rights and Technical Information. This management system is owned by Rito Group Corp. At present, it should be noted that this management system is in the development stage, and while plans have been created for how this system will work and how it will be designed, it is not finalized and operational at this point in time. In the meantime, before this management system is finalized, the Company tends to use an existing payment method, which is Paypal, to help facilitate online business transactions payment. Nevertheless, “U 惠-CRM U-Hui-CRM” is still owned by the Company and will be used once this management system is finalized and ready for operation.

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

Funglan is supported by a professional and experienced team of R&D in air purifiers, patented technology, and modernized machines. Listed by ISO 9001 ensures Funglan’s quality control system, CE-ROHS listed also enables Funglan’s products enter into international market. Funglan also exports to Europe, USA and Southeast Asia.

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

Timein

Product: Watch

Timein was found in Hong Kong in 1997 and since 2001 it has successfully registered in the Mainland China, Hong Kong, USA and Switzerland. Timein was widely recognized and has an extraordinary character. Timein’s design idea is based on classic style. Timein integrates old-fashioned style into watch with modern style, characterizing uniqueness and trendiness. Watches are made of steel, installed with Japanese components and are designed by Hong Kong watch designers. With their technological advance, Timein is gradually building close connection with watch industry by deploying its unique technology. Timein aims at keeping pace with the latest watch development by concentrating on technology development and innovation.

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

Customers

For the year ended June 30, 2017, the Company has generated $93,174 revenue from clients and other online buyers under the ordinary course of business of Rito. The revenue mainly represented the sales of some of our featured online products.

Employees

As of June 30, 2017, we have five part-time employees, four of which make up our Officers and Directors. Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Room 6C, 4/F, Block C, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “RTTO”. Our common stock did not trade prior to June 30, 2017.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2017, we had 54,625,956 shares of our Common Stock par value, $.0001 issued and outstanding. There were 132 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

On December 19, 2016, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 60,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ms. Zhang Hong, Ms. Deng Shu Jun, Ms. Chan Siok Ling Shirley and Ms. Huang Qiao Fang. (Collectively, the “investors”), pursuant to the Subscription Agreements dated as of December 1, 2016 between the Company and the investors. The net proceeds to the Company amounted to $90,000.

On January 23, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Far East International Trading Company. (the “investor”), pursuant to the Subscription Agreements dated as of January 23, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000.

On March 14, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ng Chun Wing. (the “investor”), pursuant to the Subscription Agreements dated as of March 14, 2017 between the Company and the investor. The net proceeds to the Company amounted to $30,000.

On March 21, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Suen Ming Mi (the “investor”), pursuant to the Subscription Agreements dated as of March 21, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000.

On March 29, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ching (the “investor”), pursuant to the Subscription Agreements dated as of March 29, 2017 between the Company and the investor. The net proceeds to the Company amounted to $45,000.

The $195,000 total proceeds went directly to the Company as working capital.

The shares sold in the private placement were issued in reliance on an exemption from registration under Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The bases for the availability of this exemption include the facts that the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2017.

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

Overview

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Limited. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company. We are a development stage Company. Thus far the Company has been actively searching for companies that may be interested in listing their own products for sale on our E-Commerce site, which is called “Rito Online Mall”. The Rito Online Mall will provide a platform for merchants and customers to facilitate transactions and take advantage of the growth opportunity we have identified in Hong Kong’s E-Commerce Industry. We also maintain our store-based physical location for display pieces of the items available on our platform for consumers to look and test before purchasing the products online. Since our target for this strategy are middle-class individuals of all age who want to improve life quality, the online shop mainly lists high quality products with international brand recognition. Rito plans to open numerous showrooms in Asia, not strictly limited to Hong Kong, so that we can reach an even larger market should our initial model within Hong Kong prove to public offering be as successful as we project.

As of June 30, 2017 and 2016, our accumulated deficits were $1,639,122 and $934,812 respectively. Our stockholders’ deficit was $4,363 as of June 30, 2017 and stockholders’ deficit was $492,973 as of June 30, 2016. We have so far generated $119,110 in revenue for the fiscal year ended 30 June 2017. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended June 30, 2017 compared with the year ended June 30, 2016

Revenue

The Company generated revenue of $119,110 for the year ended June 30, 2017 as compared to revenue of $5,878 for the year ended June 30, 2016. The revenue mainly represented the direct sales to individuals and online sales business.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2017 amounted to $719,236 as compared to $787,183 for the year ended June 30, 2016, a decrease of $67,947. The expenses for the year ended June 30, 2017 were primarily consisted of marketing fee, advertising and promotion, legal and professional fees, entertainment expenses, information technology development expenses, and payroll. For the year ended June 30, 2016, all general and administrative expenses were mainly related to marketing expense, advertising and promotion costs, professional fees, information technology development expenses, and impairment loss on intangible assets.

Net Loss

The net loss for the year was $704,310 for the year ended June 30, 2017 as compared to $834,052 for the year ended June 30, 2016. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital deficit of $4,363 consisting of cash and cash equivalents of $80,487 as compared to working capital surplus of $444,153 with cash and cash equivalents of $449,328 respectively as of June 30, 2016.

Net cash used in operating activities for the year ended June 30, 2017 was $618,959 as compared to net cash used in operating activities of $799,180 for the year ended June 30, 2016. The net cash used in operating activities for the year ended June 30, 2017 were mainly for marketing fee, advertising and promotion, professional fees, payroll and information technology development expenses. For the year ended June 30, 2016, the net cash used in operating activities were related to marketing, advertising promotional costs, professional fees, and information technology development expenses.

Net cash used in investing activities for the year ended June 30, 2017 and 2016 was $Nil.

Net cash provided by financing activities for the year ended June 30, 2017 was $253,528 as compared to $1,177,730 for the year ended June 30, 2016. The net cash provided by financing activities for the year ended June 30, 2017 were mainly attributed from proceeds from issuance of shares in initial public offering. The net cash provided by financing activities for the year ended June 30, 2016 were mainly attributed from proceeds from proceeds from initial public offering and private placements.

As of August 10, 2016, the Company announced the completion of the initial public offering, whereby it sold 235,480 common shares at $1.5 per share for total gross proceeds of $353,220.

On December 19, 2016, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 60,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ms. Zhang Hong, Ms. Deng Shu Jun, Ms. Chan Siok Ling Shirley and Ms. Huang Qiao Fang. (Collectively, the “investors”), pursuant to the Subscription Agreements dated as of December 1, 2016 between the Company and the investors. The net proceeds to the Company amounted to $90,000.

On January 23, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Far East International Trading Company. (the “investor”), pursuant to the Subscription Agreements dated as of January 23, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000.

On March 14, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ng Chun Wing. (the “investor”), pursuant to the Subscription Agreements dated as of March 14, 2017 between the Company and the investor. The net proceeds to the Company amounted to $30,000.

On March 21, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Suen Ming Mi (the “investor”), pursuant to the Subscription Agreements dated as of March 21, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000.

On March 29, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ching (the “investor”), pursuant to the Subscription Agreements dated as of March 29, 2017 between the Company and the investor. The net proceeds to the Company amounted to $45,000.

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

Subscription receivables

For the year ended June 30, 2017, the Company issued 42,600 shares of common stock at $1.5 per share for cash of $63,900 with no subscription receivable. For the year ended June 30, 2016, the Company issued 192,880 shares of common stock at $1.5 per share for cash of $289,320 with $30,000 subscription receivable.

Intangible assets

Intangible assets comprised of an e-commerce customers’ relationship management system (the “System”) which was acquired from an independent third party. The cost of the System will be amortized over the life of three years from the date the Company commence its online trading business. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350), the costs of internally developing other intangible assets are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of intangible assets from third parties, legal fees and similar costs relating to the acquired intangible asset have been capitalized. As of June 30, 2017, the Company has not yet started to use the System.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2017 and 2016, the Company recognized an impairment charge of $Nil and $10,900, respectively for intangible assets.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2017 and period ended June 30, 2016. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2017	As of and for the year ended June 30, 2016
Year-end / average HK$: US$1 exchange rate	7.75	7.75

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

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

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2017.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

3.

We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Choi Tak Yin Addy	54	Chief Executive Officer, President, Director
Choy Wing Fai	41	Chief Financial Officer, Chief Accounting Officer, Treasurer, Director
Kao Pun Yiu Philip	51	Chief Technical Officer, Director
Or Ka Ming	32	Chief Operating Officer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year June 30, 2017, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2017.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer,Treasurer, Director (3)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2017, the Company has 54,625,956 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Choi Tak Yin Addy (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	Choy Wing Fai (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Kao Pun Yiu Philip (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Or Ka Ming (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	All of the officers and directors as a group (iv)	200,000	0.36%

Common Stock	China South Telecom Group Company Limited (i) Room 2106, 21/F Sino Favour Centre, 1 On Yip Street, Chai Wan, Hong Kong	17,500,000	31.98%

Common Stock	Rito Group Holding Ltd (i) Oliaji Trade Centre, 1st Floor, Victoria, Mahe, Seychelles	17,400,000	31.80%

Common Stock	Greenpro Venture Capital Limited (i) Omc Offices, Babrow Building, The Valley, Ai-2640, Anguilla, Bwi	15,000,000	27.41%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (54,625,956 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 54,720,120 as of the date of this Annual Report.

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

On June 16, 2015 Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

On June 16, 2015 Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

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

As of June 30, 2017, the outstanding convertible notes payable is $25,161 and $1,749 in principal and accrued interest, respectively.

For the year ended June 30, 2017 and 2016, the accrued interest expense of $1,749 and $48,716, respectively are recognized in the condensed consolidated statements of operations.

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

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2017	For the year ended June 30, 2016

Audit fees	$28,000	$15,000
Audit related fees	500	-
Tax fees	-	-
All other fees	-	-
Total	$28,500	$15,000

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

RITO GROUP CORP.
(Name of Registrant)

Date: October 6, 2017	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 6, 2017	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: October 6, 2017	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

Date: October 6, 2017	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Officer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rito Group Corp.

We have audited the accompanying consolidated balance sheets of RITO GROUP CORP. (‘the Company’) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RITO GROUP CORP. as of June 30, 2017 and 2016, and the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the years ended June 30, 2017 and 2016, the Company incurred net losses of $704,310 and $834,052, respectively. Future working capital requirements are dependent on the Company’s ability to achieve and maintain profitable operations. It is not possible to predict the outcome of future operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: October 6, 2017

Kuala Lumpur, Malaysia

RITO GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,487	$449,328
Trade receivables	9,767	13,750
Prepayment and deposit	1,300	-
Subscription receivables	-	30,000

Total current assets	91,554	493,078

NON-CURRENT ASSETS
Intangible assets	-	-

TOTAL ASSETS	$91,554	$493,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$59,898	$43,881
Accounts payable	9,109	5,044
Convertible notes payable	26,910	-

Total current liabilities	95,917	48,925

NON-CURRENT LIABILITIES
Convertible notes payable	-	937,126

TOTAL LIABILITIES	95,917	986,051

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 54,625,956 and 50,712,880 shares issued and outstanding as of June 30, 2017 and 2016 respectively	5,463	5,071
Additional paid-in capital	1,629,267	436,749
Accumulated other comprehensive income	29	19
Accumulated deficit	(1,639,122)	(934,812)

TOTAL STOCKHOLDERS’ (DEFICIT)	(4,363)	(492,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91,554	$493,078

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended June 30, 2017	For the year ended June 30, 2016
REVENUE
- Related party	$-	$788
- Non-related party	119,110	5,090

	119,110	5,878

COST OF REVENUE	(71,755)	(3,086)

GROSS PROFIT	47,355	2,792

OTHER INCOME	157	-

GENERAL AND ADMINISTRATIVE EXPENSES	(719,236)	(787,183)

LOSS FROM OPERATIONS	(671,724)	(784,391)

INTEREST EXPENSE	(32,586)	(49,661)

LOSS BEFORE INCOME TAX	(704,310)	(834,052)

INCOME TAXES EXPENSE	-	-

NET LOSS	$(704,310)	$(834,052)

Other comprehensive income:
- Foreign exchange adjustment gain	10	-
COMPREHENSIVE LOSS	$(704,300)	$(834,052)

Net loss per share- Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	52,980,416	50,534,048

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$:”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2015	50,520,000	$5,052	$147,448	$19	$(100,760)	$51,759

Shares issued in IPO at $1.5 per share	192,880	19	289,301	-	-	289,320
Net loss for the year	-	-	-	-	(834,052)	(834,052)

Balance as of June 30, 2016	50,712,880	$5,071	$436,749	$19	$(934,812)	$(492,973)
Shares issued in IPO at $1.5 per share completed from July 1, 2016 to September 30, 2016	42,600	5	63,895	-	-	63,900
Conversion of Convertible bond at $0.25 per share on December 1, 2016	3,729,380	373	931,972	-	-	932,345
Conversion of Convertible bond at $0.15 per share on December 1, 2016	11,096	1	1,663	-	-	1,664
Private Placement $1.5 per share in December 2016	60,000	6	89,994	-	-	90,000
Private Placement $1.5 per share from January 2017 to March 2017	70,000	7	104,993	-	-	105,000
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(704,310)	(704,310)
Balance as of June 30, 2017	54,625,956	5,463	1,629,267	29	(1,639,122)	(4,363)

See accompanying notes to consolidated financial statements

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”)

	For the year ended June 30, 2017	For the year ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(704,310)	$(834,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible assets	-	10,900
Accrued interest expense	32,586	48,716
Changes in operating assets and liabilities:
Subscription receivables	30,000	(30,000)
Accounts receivable	3,983
Prepayment and deposits	(1,300)	(13,750)
Accounts payable	4,065	2,282
Other payables and accrued liabilities	16,017	16,724

Net cash used in operating activities	(618,959)	(799,180)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO and private placements	258,900	289,320
Proceeds from issuance of convertible notes payable	-	888,410
Interest paid	(3,420)	-
Effect of exchange rate changes on conversion of convertible notes	(5,371)	-

Net cash provided by financing activities	250,109	1,177,730

Effect of exchange rate changes on cash and cash equivalent	10	-

Net change in cash and cash equivalents	(368,840)	378,550
Cash and cash equivalents, beginning of year	449,328	70,778

CASH AND CASH EQUIVALENTS, END OF YEAR	$80,488	$449,328
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$3,420	$945

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

As of June 30, 2017, the Company suffered an accumulated deficit of $1,639,122 as at June 30, 2017. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Subscription receivables

For the year ended June 30, 2017, the Company issued 42,600 shares of common stock at $1.5 per share for cash of $63,900. For the year ended June 30, 2016, the Company issued 192,880 shares of common stock at $1.5 per share for cash of $289,320. As of June 30, 2017, there is no subscription receivable.

Intangible assets

Intangible assets comprised of an e-commerce customers’ relationship management system (the “System”) which was acquired from an independent third party. The cost of the System will be amortized over the life of three years from the date the Company commence its online trading business. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350), the costs of internally developing other intangible assets are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of intangible assets from third parties, legal fees and similar costs relating to the acquired intangible asset have been capitalized. As of June 30, 2017, the Company has not yet started to use the System.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2017 and 2016, the Company recognized an impairment charge of $Nil and 10,900, respectively for intangible assets.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

FOR THE YEAR ENDED JUNE 30, 2017 AND PERIOD ENDED JUNE 30, 2016

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2017	As of and for the year ended June 30, 2016
Year-end / average HK$: US$1 exchange rate	7.75	7.75

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

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”, except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. INTANGIBLE ASSETS

On December 1, 2014, Rito International Enterprise Company Limited, a wholly owned subsidiary of the Company, acquired an e-commerce customers’ relationship management system from an independent third party at a purchase price of $10,900. It is a customized information system to facilitate the Company’s online trading business. For the year ended June 30, 2016, the Company provided impairment loss of $10,900 on its intangible assets as its online trading business has not yet launched. For the year ended June 30, 2017, the Company did not provide impairment loss on its intangible assets.

5. SHAREHOLDERS’ EQUITY

For the year ended June 30, 2017, the Company issued an aggregate of 172,600 shares of its common stock at $1.5 per share, for aggregate gross proceeds of $258,900.

As of June 30, 2017 and 2016, the Company had a total of 54,625,956 and 50,712,880 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

As of June 30, 2017, the outstanding convertible notes payable is $25,161 and $1,749 in principal and accrued interest, respectively.

For the years ended June 30, 2017 and 2016, the accrued interest expense of $1,749 and $48,716, respectively are recognized in the condensed consolidated statements of operations.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”, except for number of shares)

7. INCOME TAXES

For the years ended June 30, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30, 2017	For the year ended June 30, 2016

Tax jurisdictions from:
- Local	$(98,555)	$(72,483)
- Foreign, representing
Anguilla	(25,509)	(61,536)
Hong Kong	(580,246)	(700,033)

Loss before income tax	$(704,310)	$(834,052)

The provision for income taxes consisted of the following:

	For the year ended June 30, 2017	For the year ended June 30, 2016

Current:
- Local	$-	$-
- Foreign (Hong Kong)	-	-

Deferred:
- Local	-	-
- Foreign (Hong Kong)	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Anguilla that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Rito Group Corp. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2017, the operations in the United States of America incurred $171,038 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $59,863 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Republic of Anguilla (“Anguilla”), Sino Union International Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla. A company is subject to Anguilla income tax if it does business in Anguilla. A company that incorporated in Anguilla, but does not do business in Anguilla, is not subject to income tax there. Sino Union International Limited did not do business in Anguilla for the year ended June 30, 2017, and it does not intend to do business in Anguilla in the future. For the years ended June 30, 2017 and 2016, Sino Union International Limited had a net operating loss of $25,509 and$61,536, respectively.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017 AND PERIOD ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Hong Kong

Rito International Enterprise Company Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the year ended June 30, 2017, Rito International incurred an cumulative operating loss of $1,354,464 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $223,487 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$59,863	$25,369
- Hong Kong	223,487	115,505

	283,350	140,874
Less: valuation allowance	(283,350)	(140,874)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $283,350 as of June 30, 2017. During the year ended June 30, 2017, the valuation allowance increased by $142,476, primarily relating to net operating loss carryforwards from the various tax regime.

8. RELATED PARTY TRANSACTIONS

	For the year ended June 30, 2017	For the year ended June 30, 2016
Revenue generated from:
- Related party A	$-	$788

	-	788

Professional fee paid:
- Related party B	-	239
- Related party C	14,569	11,703
- Related party D	41,803	71,025

Website design and maintenance fee paid:
- Related party E	843	11,432

	57,215	94,399

Related party A is the director of the holding company of a corporate shareholder of the Company.

Related party B, C, D and E are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017 AND PERIOD ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”, except for number of shares)

9. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2017, one customer represented more than 10% of the Company’s revenues. This customer accounted for 62% of the Company’s revenues amounting to $73,979, with $5,082 of accounts receivable.

For the year ended June 30, 2016, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	For the year ended June 30, 2016		As of June 30, 2016
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$1,290	22%	$-
Customer B	1,290	22%	-
Customer C, related party	788	13%	-
Total:	$3,368	57%	$-

(b) Major vendors

For the year ended June 30, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2017		As of June 30, 2017
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$13,533	19%	$
Vendor B	26,014	36%
Vendor C	8,072	11%	6,685
Total:	$47,619	66%	$6,685

For the year ended June 30, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For the year ended June 30, 2016		As of June 30, 2016
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,175	38%	$-
Vendor B	1,018	33%	-
Vendor C	893	29%	4,661
Total:	$3,086	100%	$4,661

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

10. COMMITMENTS AND CONTINGENCIES

The Company leases office premise in Hong Kong under operating lease that expire at December 31, 2018.

The aggregate lease expense for the years ended June 30, 2017 and 2016 are $17,032 and $41,347, respectively.

As of June 30, 2017, the Company has future minimum rental payments of $27,871 for office premise in the next eighteen months.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued the audited consolidated financial statements.

On August 21, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Vong Hio Fong (the “investor”), pursuant to the Subscription Agreements dated as of August 21, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On August 13, 2017, convertible note holder Lo Suk Han converted $6,771 in principal and $521 in accrued interest into 27,082 shares of common stock. The conversion price is $0.25.

On August 31, 2017, convertible note holder Law Shiu Kwong converted $6,771 in principal and $521 in accrued interest into 27,082 shares of common stock. The conversion price is $0.25.

On September 6, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Wai Tak (the “investor”), pursuant to the Subscription Agreements dated as of September 6, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On September 14, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Siu Wan Sheung (the “investor”), pursuant to the Subscription Agreements dated as of September 14, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On September 29, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheung Wing Yan Ava (the “investor”), pursuant to the Subscription Agreements dated as of September 29, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

