Form 10-Q
period 2017-09-30
Rito Group Corp.
filed 2017-11-13
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2017
Common Stock, $.0001 par value	54,774,284

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017, AND JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

	As of
	September 30, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Trade receivables	8,043	9,767
Prepayments, deposits and other receivables	20,517	1,300
Cash and cash equivalents	139,068	80,487
Total current assets	167,628	91,554

Non-current assets
Property, plant and equipment, net	64,504	-
Total non-current assets	64,504	-

TOTAL ASSETS	$232,132	$91,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term bank loans	7,505	-
Accounts payable	$-	$9,109
Other payables and accrued liabilities	319,828	59,898
Convertible notes payable	-	26,910
Total current liabilities	327,333	95,917

Non-current liabilities
Long-term bank loans	36,026	-

TOTAL LIABILITIES	$363,359	$95,917

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 54,774,284 and 54,625,956 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	5,477	5,463
Additional paid-in capital	1,716,334	1,629,267
Accumulated other comprehensive income	19	29
Accumulated deficit	(1,853,057)	(1,639,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(131,227)	$(4,363)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,132	$91,554

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2017	2016

REVENUE
Related party	$-	$-
Non-related party	8,751	14,315
	8,751	14,315

COST OF REVENUE	(6,390)	(13,533)

GROSS PROFIT	2,361	782

OPERATING EXPENSES
General and administrative	(215,334)	(247,468)

LOSS FROM OPERATIONS	(212,973)	(246,686)

Interest expense	(963)	(18,802)

LOSS BEFORE INCOME TAX	(213,936)	(265,488)

Income tax expense	-	-

NET LOSS	(213,936)	(265,488)

Other comprehensive loss
Foreign currency translation loss	-	-

COMPREHENSIVE LOSS	(213,936)	(265,488)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	54,659,333	50,742,334

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213,936)	$(265,488)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expenses	801	18,802
Changes in operating assets and liabilities:
Accounts receivable	1,368	(14,315)
Subscription receivables	-	30,000
Prepayments, deposits & other receivables	(18,861)	-
Trade payable	-	(383)
Accounts payable	(9,109)	-
Other payables and accrued liabilities	259,930	21,287
Net cash provided by/(used in) operating activities	20,194	(210,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(64,504)	-

Net cash used in investing activities	(64,504)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in Initial Public Offering	60,000	63,900
Interest paid for convertible notes	-	(1,041)
Drawdown of bank borrowings	45,032	-
Repayment of bank borrowings	(2,131)	-
Net cash provided by financing activities	102,901	62,859

Effect of exchange rate changes on cash and cash equivalents	(10)	-

Net increase/(decrease) in cash and cash equivalents	58,581	(147,238)
Cash and cash equivalents, beginning of period	80,487	449,328
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,068	$302,090

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$630	$1,041

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

In the opinion of management, the consolidated balance sheet as of September 30, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

As of September 30, 2017, the Company suffered an accumulated deficit of $1,853,057 and continuously incurred a net operating loss of $213,936 for the three months ended September 30, 2017. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transferred to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the period reported.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended September 30, 2017. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

NOTE 5 - STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2017, the Company issued an aggregated of 40,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $60,000.

As of September 30, 2017, and June 30, 2017, the Company has a total of 54,774,284 and 54,625,956 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

For the three months ended September 30, 2017, the Company issued an aggregate of 108,328 shares of its common stock to various investors in conversion of outstanding convertible notes payable in aggregated principal and accrued interest of $25,000 and $2,082 respectively. The conversion price is $0.25 per share.

For the three months ended September 30, 2017 and 2016, the interest expense of $801 and $18,802, respectively are recognized in the condensed consolidated statements of operations. The Company does not pay interest to convertible notes holders during the three months ended September 30, 2017.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PLANT AND EQUIPMENT

	As of
	September 30, 2017	June 30, 2017
		(audited)
Leasehold improvement	$64,504	$-

	64,504	-
Less: Accumulated depreciation	-	-
Total	$64,504	$-

Depreciation expense, classified as operating expenses, was $Nil for the three months ended June 30, 2017 because the leasehold improvement is not yet complete and hence no depreciation.

NOTE 8 - LONG-TERM BANK LOANS

	As of
	September 30, 2017	June 30, 2017
		(audited)
Bank loan from financial institution in Hong Kong
The Hongkong and Shanghai Banking Corporation Limited	$43,531	$-

	43,531	-
Less: Current portion	(7,505)	-
Long-term portion	$36,026	$-

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

NOTE 9 - INCOME TAXES

For the three months ended September 30, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,
	2017	2016
Tax jurisdictions from:
– Local	$(19,667)	$(26,344)
– Foreign, representing
Anguilla	(1,100)	(1,055)
Hong Kong	(193,169)	(238,089)

Loss before income taxes	(213,936)	(265,488)

Provision for income taxes consisted of the following:

For the three months ended September 30,
	2017	2016
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2017, the operations in the United States of America incurred $190,705 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $66,746 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the three months ended September 30, 2017, no provision for income tax is required due to operating loss incurred. As of September 30, 2017, Rito International incurred $1,547,632 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $255,359 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2017 and September 30, 2016:

	As of
	September 30, 2017	June 30, 2017
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$66,746	$59,863
– Hong Kong	255,359	223,487
	322,105	283,350
Less: valuation allowance	(322,105)	(283,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $322,105 as of September 30, 2017. During the three months ended September 30, 2017, the valuation allowance increased by $132,726, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS

	For the three months ended September 30,
	2017	2016
Professional fee paid to:
- Related party A	$3,605	$4,510
- Related party B	4,000	703
- Related party C	430	-

Website design and maintenance fee paid to:
- Related party D	588	588

	$8,623	$5,801

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 11 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. This customer accounted for 92% of the Company’s revenue amounting to $8,043, with $8,043 account receivable balance at period-end.

For the three months ended September 30, 2016, there was one customer who accounted for 100% of the Company’s revenues with accounts receivable balance of $14,315 at period-end.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended September 30, 2017, there was one vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire on December 2018, with an aggregate fixed monthly rent of approximately $1,548.

The aggregate lease expense for the three months ended September 30, 2017 and 2016 were $4,645 and $3,871, respectively.

As of September 30, 2017, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending September 30:
2018	$4,645
2019	18,581

$23,226

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company presented this condensed consolidated financial statement.

During the period, the Company did not have any material recognizable subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenues

For the three months ended September 30, 2017 and 2016, the Company generated revenue in the amount of $8,751 and $14,315 respectively. Our gross profits for the three months ended September 30, 2017 and 2016 was $2,361 and $782 respectively. The gross profit margin for the three months ended September 30, 2017 and 2016 was 27% and 5% respectively. The increase in gross profits is due to reduced cost of sales.

General and administrative expenses

For the three months ended September 30, 2017 and 2016, we have had general and administrative expenses in the amount of $215,334 and $247,468 respectively, a decrease of $32,134 or 13%. These expenses are comprised of IT development expense of $11,363, advertising and promotion expenses of $13,831, marketing expenses of $83,258, and entertainment of $6,642 for the three months ended September 30, 2017.

3

Net loss

Our net loss for the three months ended September 30, 2017 and 2016 was $213,936 and $265,488 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash provided from operating activities was $20,194 for the three months ended September 30, 2017 as compared to net cash used in operating activities of $210,097 for the three months ended September 30, 2016. The cash provided in operating activities was a result of our increased other payables and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was $64,504 and $0 for the three months ended September 30, 2017 and 2016, respectively. The cash used in investing activities for the three months ended September 30, 2017 was resulted from the renovation of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $102,901 and $62,859 for the three months ended September 30, 2017 and 2016 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $60,000 from the issuance of shares in initial public offering and private placement, and the aggregate proceeds of $45,032 from bank borrowings during the three months ended September 30, 2017 and offset by the repayment of bank borrowings of $2,131.

4

There were no advances from directors and related company as of September 30, 2017 and September 30, 2016.

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

Going Concern

As of September 30, 2017, the Company suffered an accumulated deficit of $1,853,057 and incurred a continuous net operating loss of $213,936 for the three months ended September 30, 2017. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2017.

5

Contractual Obligations

As of September 30, 2017, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITO GROUP CORP.
(Name of Registrant)

Date: November 13, 2017

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: November 13, 2017

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2017

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: November 13, 2017

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8