Form 10-Q
period 2017-12-31
Rito Group Corp.
filed 2018-02-14
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2018
Common Stock, $.0001 par value	55,058,284

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

	As of
	December 31, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Trade receivables	37,799	9,767
Prepayments, deposits and other receivables	54,126	1,300
Cash and cash equivalents	254,114	80,487
Total current assets	346,039	91,554

Non-current asset:
Property, plant and equipment, net	121,778	-
Total non-current asset	121,778	-

TOTAL ASSETS	$467,817	$91,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$-	$9,109
Other payables and accrued liabilities	401,646	59,898
Short-term bank loans	12,792	-
Total current liabilities	414,438	69,007

Non-current liabilities
Convertible notes payable	-	26,910
Long-term bank loans	29,939	-
Total non-current liabilities	29,939	26,910

TOTAL LIABILITIES	$444,377	$95,917

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 54,991,284 and 54,625,956 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	5,500	5,463
Additional paid-in capital	2,041,812	1,629,267
Accumulated other comprehensive income	19	29
Accumulated deficit	(2,023,891)	(1,639,122)

TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)	$23,440	$(4,363)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,817	$91,554

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
REVENUE
Related party	$-	$-	$-	$-
Non-related party	19,758	-	28,509	14,315
	-			14,315

COST OF REVENUE	(14,537)	-	(20,927)	(13,533)

GROSS PROFIT	5,221	-	7,582	782

OTHER INCOME	38	-	38	-

OPERATING EXPENSES
General and administrative	(173,693)	(183,848)	(389,027)	(431,316)

LOSS FROM OPERATIONS	(168,434)	(183,848)	(381,407)	(430,534)

Interest expense	(2,398)	(12,650)	(3,362)	(31,452)

LOSS BEFORE INCOME TAX	(170,832)	(196,498)	(384,769)	(461,986)

Income tax expense	-	-	-	-

NET LOSS	$(170,832)	$(196,498)	$(384,769)	(461,986)

Other comprehensive loss:
Foreign currency translation loss	-	-	(10)	-

COMPREHENSIVE LOSS	(170,832)	(196,498)	(384,779)	(461,986)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	54,811,806	50,026,728	54,735,569	51,384,529

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,769)	$(461,986)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expenses	-	31,452
Changes in operating assets and liabilities:
Subscriptions receivable	-	30,000
Trade receivables	(28,032)	11,548
Prepayments, deposits and other receivables	(52,826)	(13,749)
Trade payables	(9,109)	(5,044)
Other payables and accrued liabilities	341,748	(1,673)
Net cash used in operating activities	(132,988)	(409,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(121,778)	-
Net cash used in investing activities	(121,778)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	385,500	153,900
Interest paid for convertible notes	-	(3,420)
Effect of exchange rate changes on conversion of convertible notes	-	(5,372)
Drawdown of bank borrowings	45,032	-
Repayment of bank borrowings	(2,301)	-
Net cash provided by financing activities	428,231	145,108

Effect of exchange rate changes on cash and cash equivalents	162	-

Net change in cash and cash equivalents	173,627	(264,344)
Cash and cash equivalents, beginning of period	80,487	449,328
CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,114	$184,984

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$3,420

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018 or for any future period.

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

As of December 31, 2017, the Company suffered an accumulated deficit of $2,023,891 and continuously incurred a net operating loss of $384,769 for the six months ended December 31, 2017. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Leasehold improvement	5 years	$145,562

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Trade receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Subscriptions receivable

There was no subscriptions receivable as of December 31, 2017.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the six months ended December 31, 2017. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

NOTE 5 - SHAREHOLDERS’ EQUITY

In August and September, 2017, the Company issued an aggregated of 40,000 shares of its common stock at $1.50 per share for aggregate gross proceeds of $60,000.

In November and December 2017, the Company issued an aggregated of 217,000 shares of its common stock at $1.50 per share for aggregate gross proceeds of $325,500.

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

In August and September 2017, various note holders converted $25,000 in principal and $2,082 in accrued interest into 108,328 shares of common stock. The conversion price is $0.25 per share.

For the three months ended December 31, 2017 and 2016, the interest expense of $2,398 and $12,650, respectively are recognized in the condensed consolidated statements of operations.

For the six months ended December 31, 2017 and 2016, the interest expense of $3,361 and $31,452, respectively are recognized in the condensed consolidated statements of operations.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	As of
	December 31, 2017	June 30, 2017
		(audited)
Leasehold improvement	$121,778	$-

	121,778	-
Less: Accumulated depreciation	-	-
Total	$121,778	$-

Depreciation expense, classified as operating expenses, was $Nil and $Nil for the three months and six months ended December 31, 2017, respectively, because the leasehold improvement is not yet completed and hence no depreciation.

NOTE 8 - BANK LOANS

	As of
	December 31, 2017	June 30, 2017
		(audited)
Bank loan from financial institution in Hong Kong
The Hongkong and Shanghai Banking Corporation Limited	$42,731	$-

	42,731	-
Less: Current portion	(12,792)	-
Long-term portion	$29,939	$-

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

NOTE 9 - INCOME TAXES

For the six months ended December 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the six months ended December 31,
	2017	2016
Tax jurisdictions from:
– Local	$(29,300)	$(52,439)
– Foreign, representing
Anguilla	(3,441)	(21,899)
Hong Kong	(352,028)	(387,648)

Loss before income taxes	(384,769)	(461,986)

Provision for income taxes consisted of the following:

For the six months ended December 31,
	2017	2016
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2017, the operations in the United States of America incurred $200,399 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $70,118 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. Currently the tax rate remains at 35%.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the six months ended December 31, 2017, no provision for income tax is required due to operating loss incurred. As of December 31, 2017, Rito International incurred $1,706,490 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $281,571 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and June 30, 2017:

	As of
	December 31, 2017	June 30, 2017
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$70,118	$59,863
– Hong Kong	281,571	223,487
	351,689	283,350
Less: valuation allowance	(351,689)	(283,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $351,689 as of December 31, 2017. During the six months ended December 31, 2017, the valuation allowance increased by $68,339, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS

	For the six months ended December 31,
	2017	2016
Professional fee paid to:
- Related party A	7,292	7,547
- Related party B	$7,200	$27,603
- Related party C	430	-

Website design and maintenance fee paid to:
- Related party D	588	843

	$15,510	$35,993

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 11 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended December 31, 2017, there was one customer who accounted for 100% of the Company’s revenues with accounts receivable balance of $19,758 at period-end.

For the three months ended December 31, 2016, there was no customer who accounted for the Company’s revenues.

For the six months ended December 31, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. This customer accounted for 99% of the Company’s revenue amounting to $28,509, with $11,715 account receivable balance at period-end.

For the six months ended December 31, 2016, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended December 31, 2017, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three months ended December 31, 2016, there was no vendor who accounted for the Company’s cost of revenues.

For the six months ended December 31, 2017, there was one vendor who accounted for 10% or more of the Company’s cost of revenues. This vendor accounted for 99% of the Company’s cost of revenue amounting $20,588 with no accounts payable balance at period-end.

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

The aggregate lease expense for the three months ended December 31, 2017 and 2016 were $4,645 and $3,871, respectively.

The aggregate lease expense for the six months ended December 31, 2017 and 2016 were $9,290 and $7,742, respectively.

As of December 31, 2017, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in next years, as follows:

Period ending December 31:

2018	$18,581

$18,581

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company presented this condensed consolidated financial statements.

On January 3, 2018, the Company completed the issuance and sale of an aggregate of 25,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yip Kwai Hing (the “investor”), pursuant to the Subscription Agreements dated as of January 3, 2018 between the Company and the investor. The net proceeds to the Company amounted to $37,500. The $37,500 in proceeds went directly to the Company as working capital.

On January 17, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 22,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yeung Pan Ling and Kwong Yuen Ying (the “investors”), pursuant to the Subscription Agreements dated as of January 17, 2018 between the Company and the investors. Yeung Pan Ling purchased 10,000 shares, while Kwong Yuen Ying purchased 12,000 shares. The net proceeds to the Company amounted to $33,000. The $33,000 in proceeds went directly to the Company as working capital.

On January 23, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ma Yuk Ming (the “investor”), pursuant to the Subscription Agreements dated as of January 23, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On February 6, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Mei Ling(the “investor”), pursuant to the Subscription Agreements dated as of February 6, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.6, dated April 18, 2017, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended December 31, 2017 and 2016

Revenues

For the three months ended December 31, 2017 and 2016, the Company generated revenue in the amount of $19,758 and $0 respectively. Our gross profits for the three months ended December 31, 2017 and 2016 was $ 5,221 and $0 respectively.

General and administrative expenses

For the three months ended December 31, 2017 and 2016, we have had general and administrative expenses in the amount of $173,693 and $183,848 respectively, a decrease of $10,155 or 6%. These expenses are comprised of advertising and promotion expenses of $12,822, payroll expenses of $65,806, professional expenses of $12,810, rent expenses of $12,387, entertainment expenses of $10,997 and marketing expenses of $32,338 for the three months ended December 31, 2017.

Net loss

Our net loss for the three months ended December 31, 2017 and 2016 was $170,832 and $196,498 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the six months ended December 31, 2017 and 2016

Revenues

For the six months ended December 31, 2017 and 2016, the Company generated revenue in the amount of $28,509 and $14,315 respectively. Our gross profits for the six months ended December 31, 2017 and 2016 was $7,582 and $782, respectively. The increase in revenue is due to a larger size of sales order from a customer. The increase in gross profit is due to increasing revenue. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the six months ended December 31, 2017 and 2016, we have had general and administrative expenses in the amount of $389,027 and $431,316 respectively, a decrease of $42,292 or 10%. These expenses are mainly comprised of information technology development expenses of $10,653, advertising and promotion expenses of $26,653, marketing expenses of $115,596, rent expenses of $22,013 and legal and professional expenses of $12,810 for the six months ended December 31, 2017.

Net loss

Our net loss for the six months ended December 31, 2017 and 2016 was $384,769 and $461,986 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $132,988 for the six months ended December 31, 2017 as compared to net cash used in operating activities of $409,452 for the six months ended December 31, 2016. The cash used in operating activities was a result of our net loss attributable to marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $121,778 and $0 for the six months ended December 31, 2017 and 2016, respectively. The cash used in investing activities for the six months ended December 31, 2017 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $428,231 and $145,108 for the six months ended December 31, 2017 and 2016 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $385,500 from the issuance of shares in initial public offering and private placement during the six months ended December 31, 2017, $45,032 drawdown of bank borrowings, and offset by the repayment of bank borrowings of $2,301.

There were no advances from directors and related company as of December 31, 2017 and June 30, 2016.

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

Going Concern

As of December 31, 2017, the Company suffered an accumulated deficit of $2,023,891 and incurred a continuous net operating loss of $384,769 for the six months ended December 31, 2017. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2017.

Related party transactions

	For the six months ended December 31,
	2017	2016
Professional fee paid to:
- Related party A	$7,292	$7,547
- Related party B	$7,200	$27,603
- Related party C	430	-

Website design and maintenance fee paid to:
- Related party D	588	843

	$15,510	$35,993

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of December 31, 2017, the Company has no contractual obligations involved.

ITEM  3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: February 14, 2018

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: February 14, 2018

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2018

	By:	/s/ OrKa Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: February 14, 2018

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

