Form 10-Q
period 2018-03-31
Rito Group Corp.
filed 2018-05-14
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2018
Common Stock, $.0001 par value	55,528,284

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2018	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Trade receivables	-	9,767
Prepayments, deposits and other receivables	5,765	1,300
Cash and cash equivalents	714,789	80,487

Total current assets	720,554	91,554

Non-current assets:
Property, plant and equipment, net	179,764	-

TOTAL ASSETS	$900,318	$91,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,577	$9,109
Other payables and accrued liabilities	465,959	59,898
Short-term bank loans	7,022	-
Convertible notes payable	-	26,910
Total current liabilities	478,558	95,917

Non-current liabilities
Long-term bank loans	34,154	-

TOTAL LIABILITIES	$512,712	$95,917

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 55,368,284 and 54,625,956 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	5,538	5,463
Additional paid-in capital	2,607,274	1,629,267
Accumulated other comprehensive income	21	29
Accumulated deficit	(2,225,227)	(1,639,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$387,606	$(4,363)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,318	$91,554

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
REVENUE	$60,060	$47,943	$88,569	$62,258

COST OF REVENUE	(29,841)	(26,013)	(50,768)	(39,546)

GROSS PROFIT	30,219	21,930	37,801	22,712

OTHER INCOME	-	-	38	-

OPERATING EXPENSES
General and administrative	(229,747)	(147,165)	(618,774)	(578,481)

LOSS FROM OPERATIONS	(199,528)	(125,235)	(580,935)	(555,769)

Interest expense	(1,808)	(518)	(5,170)	(31,970)

LOSS BEFORE INCOME TAX	(201,336)	(125,753)	(586,105)	(587,739)

Income tax expense	-	-	-	-

NET LOSS	$(201,336)	$(125,753)	$(586,105)	(587,739)

Other comprehensive loss:
Foreign currency translation loss	2	-	(8)	-

COMPREHENSIVE LOSS	(201,334)	(125,753)	(586,113)	(587,739)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	55,142,928	54,569,734	54,869,375	52,430,765

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of June 30, 2017 (audited)	54,625,956	$5,463	$1,629,267	$29	$(1,639,122)	$(4,363)

Shares issued upon conversion of convertible notes principal and accrued interest at $0.25 per share	27,082	3	6,768	-	-	6,771

Shares issued in IPO at $1.5 per share	10,000	1	14,999	-	-	15,000

Shares issued upon conversion of convertible notes principal and accrued interest at $0.25 per share	27,082	3	6,768	-	-	6,771

Shares issued in IPO at $1.5 per share	30,000	3	44,997	-	-	45,000

Shares issued upon conversion of convertible notes principal and accrued interest at $0.25 per share	54,164	5	13,535	-	-	13,540

Shares issued in private placement at $1.5 per share	217,000	22	325,478	-	-	325,500

Shares issued in private placement at $1.5 per share	377,000	38	565,462	-	-	565,500

Foreign currency translation adjustment	-	-	-	(8)	-	(8)

Net loss	-	$-	$-		$(586,105)	$(586,105)

Balance as of March 31, 2018 (unaudited)	55,368,284	5,538	2,607,274	21	(2,225,227)	387,606

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,105)	$(587,739)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	-
Interest expenses	5,170	31,970
Changes in operating assets and liabilities:
Subscriptions receivable	-	30,000
Accounts receivable	9,767	(11,750)
Prepayments, deposits and other receivables	(4,465)	-
Accounts payable	(3,532)	(5,044)
Other payables and accrued liabilities	406,061	(4,539)
Net cash used in operating activities	(173,104)	(547,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(179,764)	-
Net cash used in investing activities	(179,764)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in private placement	951,000	258,900
Interest paid for convertible notes	-	(3,420)
Effect of exchange rate changes on conversion of convertible notes	-	(5,373)
Drawdown of bank borrowings	45,032	-
Repayment of bank borrowings	(3,856)	-
Bank loan interest	(4,998)	-
Advances from directors	-	-
Advances from a related company	-	-
Net cash provided by financing activities	987,178	250,107

Effect of exchange rate changes on cash and cash equivalents	(8)	-

Net change in cash and cash equivalents	634,302	(296,995)
Cash and cash equivalents, beginning of period	80,487	449,328
CASH AND CASH EQUIVALENTS, END OF PERIOD	$714,789	$152,333

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$(4,998)	$3,420

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

In the opinion of management, the consolidated balance sheet as of June 30, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018 for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as cookware, jewelry and watches, and numerous other products.

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities	Percentage hold

1.	Sino Union International Limited (“Sino Union”)	Anguilla January 3, 2014	84,500 shares of ordinary share of US$1 each	Investment holding	100%

2.	Rito International Enterprise Company Limited (“Rito International”)	Hong Kong August 12, 2014	630,001 shares of ordinary share of HK$1 each	Trading of retail goods	100%

3.	深圳市汇图贸易有限公司	Shenzhen, PRC June 27, 2017	500,000 shares of ordinary share of RMB 1 each	Trading of retail goods, business and agriculture technology consulting	100%

Rito Group Corp. and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2018, the Company suffered an accumulated deficit of $2,225,227 and continuously incurred a net operating loss of $586,105 for the nine months ended March 31, 2018. The continuation of the Company as a going concern through June 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINEMONTHS ENDED MARCH 31, 2018

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

Categories	Estimated useful life	Residual value
Leasehold improvement	5 years	$179,764

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended March 31, 2018. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31,
	2018	2017
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end / average CNY￥ : US$1 exchange rate	6.27	-

●	Related parties

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

NOTE 5 - STOCKHOLDERS’ EQUITY

In August and September 2017, the Company issued an aggregated of 40,000 shares of its common stock at $1.50 per share for aggregate gross proceeds of $60,000.

In August and September 2017, the Company issued an aggregate of 108,328 shares of its common stock to various investors in conversion of outstanding convertible notes payable in aggregated principal and accrued interest of $25,000 and $2,082 respectively. The conversion price is $0.25 per share.

In November and December 2017, the Company issued an aggregated of 217,000 shares of its common stock at $1.50 per share for aggregate gross proceeds of $325,500.

From January to March 2018, the Company issued an aggregated of 377,000 shares of its common stock at $1.50 per share for aggregate gross proceeds of $565,500.

As of March 31, 2018, and June 30, 2017, the Company has a total of 55,368,284 and 54,625,956 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 6 - OTHER PAYABLES AND ACCRUED LIABILITIES

As of March 31, 2018, and June 30, 2017, the Company has other payables and accrued liabilities of $465,959 and $59,898. Other payables and accrued liabilities are comprised of accruals of $71,538, due to subsidiary director of $143,289, advance collection of $43,573 and due to Wisdom Union and ONC Lawyers of $207,549.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	As of
	March 31, 2018	June 30, 2017
		(audited)
Leasehold improvement	$179,764	$-

	179,764	-
Less: Accumulated depreciation	-	-
Total	$179,764	$-

Depreciation expense, classified as operating expenses, was $Nil and $Nil for the three months and nine months ended March 31, 2018, respectively, because the leasehold improvement is not yet completed and hence no depreciation.

NOTE 8 - BANK LOANS

	As of
	March 31, 2018	June 30, 2017
		(audited)
Bank loan from financial institution in Hong Kong
The Hongkong and Shanghai Banking Corporation Limited	$41,176	$-

	41,176	-
Less: Current portion	(7,022)	-
Long-term portion	$34,154	$-

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - INCOME TAXES

For the nine months ended March 31, 2018 and 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the nine months ended March 31,
	2018	2017
Tax jurisdictions from:
– Local	$(40,785)	$(67,723)
– Foreign, representing
Anguilla	(4,564)	(24,547)
Hong Kong	(540,112)	(495,469)
PRC	(644)	-

Loss before income taxes	(586,105)	(587,739)

Provision for income taxes consisted of the following:

For the nine months ended March 31,
	2018	2017
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2018, the operations in the United States of America incurred $ 211,823 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $44,482 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended March 31, 2018, no provision for income tax is required due to operating loss incurred. As of March 31, 2018, Rito International incurred $1,894,575 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $312,605 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the nine months ended March 31, 2018, no provision for income tax is required due to operating loss incurred. As of March 31, 2018, 深圳市汇图贸易有限公司 incurred $644 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $161 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2018 and June 30, 2017:

	As of
	March 31, 2018	June 30, 2017
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$44,482	$59,863
– Hong Kong	312,605	223,487
– PRC	161	-
	357,248	283,350
Less: valuation allowance	(357,248)	(283,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $357,248 as of March 31, 2018. During the nine months ended March 31, 2018, the valuation allowance increased by $73,898, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the nine months ended March 31,
	2018	2017
Professional fee paid to:
- Related party A	$11,601	$11,030
- Related party B	13,200	33,803
- Related party C	430	-

Website design and maintenance fee paid to:
- Related party D	588	843

	$25,819	$45,676

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 9 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2018, the customers who accounted for 100% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$40,111	67%	$-
Customer B	19,949	33%	-
Total:	$60,060	100%	$-

For the three months ended March 31, 2017, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2017		As of March 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$31,651	66%	$-
Customer B	11,751	25%	11,751
Total:	$43,402	91%	$11,751

For the nine months ended March 31, 2018, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2018		As of March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$40,111	45%	$-
Customer B	47,750	54%	-
Total:	$87,861	99%	$-

For the nine months ended March 31, 2017, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2017		As of March 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$31,651	51%	$-
Customer B	26,066	42%	11,751
Total:	$57,717	93%	$11,751

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$10,917	37%	$-
Vendor B	14,169	47%	5,098
Total:	$25,086	84%	$5,098

For the three months ended March 31, 2017, the vendors who accounted for 100% of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$26,014	100%	$-

Total:	$26,014	100%	$-

For the nine months ended March 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended March 31, 2018		As of March 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$31,505	62%	$-
Vendor B	14,169	28%	5,098
Total:	$45,674	90%	$5,098

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

The aggregate lease expense for the three months ended March 31, 2018 and 2017 were $4,644 and $4,645, respectively.

The aggregate lease expense for the nine months ended March 31, 2018 and 2017 were $13,932 and $12,387, respectively.

As of March 31, 2018, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending March 31:
2018	$13,937

$13,937

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company presented this condensed consolidated financial statements.

On April 6, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Shum Bun Chuen Banny (the “investor”), pursuant to the Subscription Agreements dated as of April 6, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 17, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lam Mei Yi Olive and Tsang Pui Ming (the “investors”), pursuant to the Subscription Agreements dated as of April 17, 2018 between the Company and the investors. Lam Mei Yi Olive purchased 20,000 shares, while Tsang Pui Ming purchased 10,000 shares. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

On April 24, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 90,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to three investors (the “investors”), pursuant to the Subscription Agreements dated as of April 24, 2018 between the Company and the investors. Lui Tin Shing & Tse Lai Nar Lana purchased 20,000 shares, Lui Man Hei purchased 20,000 shares and Wong Hei purchased 50,000. The net proceeds to the Company amounted to $135,000. The $135,000 in proceeds went directly to the Company as working capital.

On April 26, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to tow investors (the “investors”), pursuant to the Subscription Agreements dated as of April 26, 2018 between the Company and the investors. Leung Mei Ha purchased 10,000 shares, while Leung Mee Yee Minnie purchased 10,000 shares. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On April 27, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to an investor (the “investor”), pursuant to the Subscription Agreements dated as of April 27, 2018 between the Company and the investor. Choi Kam Tong purchased 10,000 shares. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

Company Overview

Rito Group Corp. (the “Company” or “Rito”) was incorporated under the laws of the State of Nevada on March 24, 2015. Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that the wholly owned subsidiary, Sino Union International Ltd. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company. We have incorporated a new company namely 深圳市汇图贸易有限公司 in China, with 100% equity interest owned by Rito International Enterprise Company Limited.

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

Results of Operation

For the three months ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018 and 2017, the Company generated revenue in the amount of $60,060 and $47,943 respectively. Our gross profits for the three months ended March 31, 2018 and 2017 was $30,219 and $21,930 respectively. The gross profit margin for the three months ended March 31, 2018 and 2017 was 50% and 46% respectively. The increase in gross profits is due to increase in sales.

General and administrative expenses

For the three months ended March 31, 2018 and 2017, we have had general and administrative expenses in the amount of $229,747 and $147,165 respectively, an increase of $82,582 or 56%. These expenses are comprised of advertising and promotion expenses of $28,773, marketing expenses of $12,038 information technology development expenses of $19,466 and payroll expenses of $73,203 for the three months ended March 31, 2018.

Net loss

Our net loss for the three months ended March 31, 2018 and 2017 was $201,336 and $125,753 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended March 31, 2018 and 2017

Revenues

For the nine months ended March 31, 2018 and 2017, the Company generated revenue in the amount of $88,569 and $62,258 respectively. Our gross profits for the nine months ended March 31, 2018 and 2017 was $37,801 and $22,712, respectively. The increase in revenue and gross profits is due to higher sales order from a customer. The gross profit margin for the nine months ended March 31, 2018 and 2017 was 43% and 36% respectively. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the nine months ended March 31, 2018 and 2017, we have had general and administrative expenses in the amount of $618,774 and $578,481 respectively, an increase of $40,293 or 7%. The increase is mainly due to the business is still under development and expansion. These expenses are mainly comprised of information technology development expenses of $30,829, advertising and promotion expenses of $55,427, marketing expenses of $127,634, payroll expenses of $189,332 and entertainment expenses of $39,275 for the nine months ended March 31, 2018.

Net loss

Our net loss for the nine months ended March 31, 2018 and 2017 was $586,105 and $587,739 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $173,104 for the nine months ended March 31, 2018 as compared to net cash used in operating activities of $547,102 for the nine months ended March 31, 2017. The cash used in operating activities was a result of our net loss attributable to payroll expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $179,764 and $0 for the nine months ended March 31, 2018 and 2017, respectively. The cash used in investing activities for the nine months ended March 31, 2018 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $987,178 and $250,107 for the nine months ended March 31, 2018 and 2017 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $951,000 from the issuance of shares in initial public offering and private placement during the nine months ended March 31, 2018 and draw down of bank borrowings of $45,032.

There were no advances from directors and related company as of March 31, 2018 and June 30, 2017.

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

Going Concern

As of March 31, 2018, the Company suffered an accumulated deficit of $2,225,227 and incurred a continuous net operating loss of $586,105 for the nine months ended March 31, 2018. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

Related party transactions

	For the nine months ended March 31,
	2018	2017
Professional fee paid to:
- Related party A	$11,601	$11,030
- Related party B	13,200	33,803
- Related party C	430	-

Website design and maintenance fee paid to:
- Related party D	588	843

	$25,819	$45,676

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of March 31, 2018, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2018

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 14, 2018

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2018

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: May 14, 2018

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

