Form 10-K
period 2018-06-30
Rito Group Corp.
filed 2018-09-27
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934201

For The Fiscal Year Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2018
Common Stock, $.0001 par value	55,993,284

Rito Group Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2018

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

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Limited. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company, and Rito International Enterprise Company Limited owns 100% of 深圳市汇图贸易有限公司, a Company organized in Shenzhen, China.

At this time, we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary which is the sale of miscellaneous retail goods. Sino Union International Limited also shares the same business plan of Rito International Enterprise Company Limited and 深圳市汇图贸易有限公司.

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

The products Rito Online mall tends to include are deep-processed food, cleansing and skin care products, brown rice drink, natural spring water, Dendrobium Candidum, cookware, and numerous other products that we feel will be highly marketable to the population of Hong Kong in particular. Given the ever increasing competitive market we plan to operate in, Rito Group Corp feels that by utilizing the emerging E-Commerce business model known as Online to Offline (O2O) to give us a strategic advantage based around the shopping patterns of the average Hong Kong citizen.

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

Store-based retailing remains the preferred channel for most consumers in Hong Kong. This is possibly motivated by the sheer abundance of chain and independent retailers conveniently located around Hong Kong. In addition, within Hong Kong a significant part of the culture is to go from store to store and purchase goods as opposed to ordering them online. Citizens prefer to go to the store to look at goods versus simply ordering them online, order and wait. By finding what they are looking for on our online mall and being given the option to go to our physical location to view our display products (which will be identical to those offered at the store, but for display purposes only and not for sale) and have a look of them before they order this will cater to the growing internet usage of the region while also keeping an important aspect of the culture intact.

We currently have five physical locations which has displayed pieces of the items available on our platform for consumers to look at and test prior to purchasing the products online. We have leased five retail stores in total. Two of them located in Hong Kong (Sheung Shui and Lai Chi Kok) and the other three are in mainland China (Shenzhen, Dongguan and Qingyuan). The target demographic for this marketing strategy is primarily middle-class individuals of all ages who want to improve their quality of life. To that end the online shop will mainly list high quality products with international brand recognition. In the future, Rito plans to open numerous showrooms in Asia, not strictly limited to Hong Kong, so that we can reach an even larger market should our initial model within Hong Kong prove to be as successful as we project.

O2O Commerce

O2O Platform provides a platform for customers to shop all of our products online. When customers order the products online, we will deliver the product to their address directly. This platform “Rito Online Mall” is also planned to be installed in over 100,000 shopping kiosks in the coming 3 years. The kiosks will be located in different shopping malls and restaurants in China. As the number of kiosks increase, the number of customers that we can reach will also be increased.

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

AgriGaia Biomimicry Farming System

Products: deep-processed food, cleansing and skin care products

AgriGaia Biomimicry Farming System is invented by Professor Yang Hao in 1990 in Taiwan, by mimicking the concept of rainforest’s circulation. Most of the nutrition needed for plant growth comes from the soil, it provides different kinds of minerals to the plants. Moreover, this system is an innovative agricultural biotechnology, which uses beneficial microorganisms, to apply with natural materials. Thus, the self-made natural bio-nutrition liquid provide different nutrition for crops grow.

The System mimics rainforest’s circulation concept by reversing the effect of leaching. Through vaporization, substances underground are easily brought to the surface and decomposed. The soil keeps being activated by fresh air and water. Air, water, and nutrition inside soil remain sufficient like a rainforest. By using underground pipelines, the System provides needed nutrition to maintain fertile soil.

With the use of the System, we are capable of planting different crops, vegetables, fruits, and even Chinese medicine. Combined with 30 year’s plantation techniques, Professor Yang has cooperated with various manufacturers to produce over 300 kinds of deep-processed food, cleansing and skin care products such as Chinese medicine enzyme, green tea sugar, shampoo, bath gel, and so on.

The most needed energy source for human body is food. The most energy within food comes from the land. With a passionate heart, we learn from nature. Aiming to restore polluted lands to its original state of vitality.

In order to pursue ever-lasting vitality and sustain lives on this land, we have undergone countless researches and attempts. We innovate a farming system that can help to heal the land. Not only does it absorb energy from nature, it unceasingly adds vitality to nature. It enables us to see how strong and abundant nature is. Through the most authentic food it produces, it also delivers the real taste from nature.

We hope everyone on earth can acknowledge, eat, and use truly healthy products. Consequently, human beings can reach the lifestyle of “take from nature, return to nature” and live peacefully with all creatures.

ViaChi

Product: Brown Rice Drink

We harvested the brown rice, which were grown under our AgriGaia Biomimicry Farming System, to produce the Brown Rice Drink. The Brown Rice Drink contains only grinded brown rice and water, without any additives such as bean gum and starch. Since brown rice provides a high level of dietary fiber, it helps digestion and improves metabolism. Moreover, the fiber in brown rice can help you feel fuller faster, lower cholesterol levels and control you blood sugar level.

SeGe

Product: Natural Spring Water

SeGe Natural Spring Water is extracted from mountains located in Wuchow, which is located in the east of Guangxi. The area of the water source was defined as national protected area by Chinese government. Thus, industrial and commercial activities were prohibited from that area. SeGe water is slightly alkaline, which contains different types of minerals such as, Germanium, Selenium, Strontium and Zinc, etc. These elements help remove free radicals, protect cell membrane structure, prevent cancer and improve immune system.

Rui Shen Bio-tech Co. Ltd

Product: Dendrobium Candidum

Rui Shen Bio-tech Co. Ltd produces different kinds of rare Chinese medicines, one of their featured products is Dendrobium candidum. Dendrobium candidum is known as the best of the nine immortal grasses. It was also recorded on multiple Chinese herbology volumes such as The Classics of Herbal Medicine and Ben Cao Gang Mu.

Rui Shen uses seedling and rainforest imitation technology to provide a suitable condition for dendrobium candidum to grow. Rui Shen thus produces various processed products such as dendrobium candidum tea, dendrobium candidum supplements, etc. They can be used to lower blood pressure and cholesterol.

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

Their main products are high-quality stainless-steel cookware and multi-ply material cookware. They can produce special shaped cookware or large quantity orders efficiently with their advanced technology.

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

Customers

For the year ended June 30, 2018, the Company has generated $232,597 revenue from clients and other online buyers under the ordinary course of business of Rito. The revenue mainly represented the sales of some of our featured online products.

Employees

As of June 30, 2018, we have five part-time employees, four of which make up our Officers and Directors. Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers and Director.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “RTTO”. Our common stock did not trade prior to June 30, 2018.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2018, we had 55,848,284 shares of our Common Stock par value, $.0001 issued and outstanding. There were 170 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Unregistered Sales of Equity Securities

On November 20, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ching (the “investor”), pursuant to the Subscription Agreements dated as of November 20, 2017 between the Company and the investor. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

On December 13, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 50,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Shing Chi (the “investor”), pursuant to the Subscription Agreements dated as of December 13, 2017 between the Company and the investor. The net proceeds to the Company amounted to $75,000. The $75,000 in proceeds went directly to the Company as working capital.

On December 21, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 92,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Kwong Chin Cheung, Lui Tin Shing and Tse Lai Nar Lana (collectively known as the “investors”), pursuant to the Subscription Agreements dated as of December 21, 2017 between the Company and the investors. Kwong Chin Cheung purchased 12,000 shares, while Lui Tin Shing and Tse Lai Nar Lana purchased 80,000 shares. The net proceeds to the Company amounted to $138,000. The $138,000 in proceeds went directly to the Company as working capital.

On December 22, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Wing Ching (the “investor”), pursuant to the Subscription Agreements dated as of December 22, 2017 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 27, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lui Tin Shing (the “investor”), pursuant to the Subscription Agreements dated as of December 27, 2017 between the Company and the investor. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On December 30, 2017, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Sum Choi Ki and Au Tsz Ching (the “investors”), pursuant to the Subscription Agreements dated as of December 30, 2017 between the Company and the investors. The net proceeds to the Company amounted to $22,500. The $22,500 in proceeds went directly to the Company as working capital.

On January 3, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 25,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yip Kwai Hing (the “investor”), pursuant to the Subscription Agreements dated as of January 3, 2018 between the Company and the investor. The net proceeds to the Company amounted to $37,500. The $37,500 in proceeds went directly to the Company as working capital.

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

On February 8, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yang Yoke Fern (the “investor”), pursuant to the Subscription Agreements dated as of February 8, 2018 between the Company and the investor A. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On February 9, 2018, the Company completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Wing Yu Jessie (the “investor”), pursuant to the Subscription Agreements dated as of February 9, 2018 between the Company and the investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On February 12, 2018, the Company completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Wai Lei Rena (the “investor”), pursuant to the Subscription Agreements dated as of February 12, 2018 between the Company and the investor C. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On February 13, 2018, the Company completed the issuance and sale of an aggregate of 50,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lui Tin Shing & Tse Lai Nar Lana (the “investor”), pursuant to the Subscription Agreements dated as of February 13, 2018 between the Company and the investor D. The net proceeds to the Company amounted to $75,000. The $75,000 in proceeds went directly to the Company as working capital.

On March 1, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 50,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lo Sin Yung Agnes (the “investor”), pursuant to the Subscription Agreements dated as of March 1, 2018 between the Company and the investor. The net proceeds to the Company amounted to $75,000. The $75,000 in proceeds went directly to the Company as working capital.

On March 5, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ming (the “investor”), pursuant to the Subscription Agreements dated as of March 5, 2018 between the Company and the investor. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On March 13, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lau So Ping Cherry (the “investor”), pursuant to the Subscription Agreements dated as of March 13, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 15, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 40,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Hsu Nancy (the “investor”), pursuant to the Subscription Agreements dated as of March 15, 2018 between the Company and the investor. The net proceeds to the Company amounted to $60,000. The $60,000 in proceeds went directly to the Company as working capital.

On March 16, 2018, the Company completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yan Hiu Wan (the “investor”), pursuant to the Subscription Agreements dated as of March 16, 2018 between the Company and the investor. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On March 17, 2018, the Company completed the issuance and sale of an aggregate of 50,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Suen Ming Mi (the “investor”), pursuant to the Subscription Agreements dated as of March 17, 2018 between the Company and the investor. The net proceeds to the Company amounted to $75,000. The $75,000 in proceeds went directly to the Company as working capital.

On March 19, 2018, the Company completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Wong Man Yui (the “investor”), pursuant to the Subscription Agreements dated as of March 19, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 26, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Au Yang Wai Mui, Felice (the “investor”), pursuant to the Subscription Agreements dated as of March 26, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 28, 2018, the Company completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Jok Sai Tat Joe (the “investor”), pursuant to the Subscription Agreements dated as of March 28, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

On May 1, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yeung Yuk Chun (the “investor”), pursuant to the Subscription Agreements dated as of May 1, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 1, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Tsang Hor Chiu (the “investor”), pursuant to the Subscription Agreements dated as of May 1, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 14, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Law Kai Man (the “investor”), pursuant to the Subscription Agreements dated as of May 14, 2018 between the Company and the investor. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

On May 14, 2018, the Company completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lam Wai (the “investor”), pursuant to the Subscription Agreements dated as of May 14, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 18, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lee May Pui (the “investor”), pursuant to the Subscription Agreements dated as of May 18, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 29, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ming (the “investor”), pursuant to the Subscription Agreements dated as of May 29, 2018 between the Company and the investor. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

On May 30, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 100,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yang Yoke Fern (the “investor”), pursuant to the Subscription Agreements dated as of May 30, 2018 between the Company and the investor. The net proceeds to the Company amounted to $150,000. The $150,000 in proceeds went directly to the Company as working capital.

On June 1, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho Yuet Ching (the “investor”), pursuant to the Subscription Agreements dated as of June 1, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On June 8, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chim Kim Thai (the “investor”) and Yan Hiu Wan (the “investor C”), pursuant to the Subscription Agreements dated as of June 8, 2018 between the Company and the investor. Chim Kim Thai and Yan Hiu Wan purchase 10,000 shares respectively. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On June 13, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 40,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mee Yee, Minnie (the “investor”), pursuant to the Subscription Agreements dated as of June 13, 2018 between the Company and the investor. The net proceeds to the Company amounted to $60,000. The $60,000 in proceeds went directly to the Company as working capital.

On June 13, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 30,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mei Ha (the “investor”), pursuant to the Subscription Agreements dated as of June 13, 2018 between the Company and the investor. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

On June 14, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Tsoi Sau Wan (the “investor”), pursuant to the Subscription Agreements dated as of June 14, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On June 26, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Foo Siu Lin (the “investor”), pursuant to the Subscription Agreements dated as of June 26, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2018.

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

Overview

Rito Group Corp is a company that operates through its wholly owned subsidiary, Sino Union International Limited, a Company organized under the laws of the British Colony, Anguilla. It should be noted that our wholly owned subsidiary, Sino Union International Limited. owns 100% of Rito International Enterprise Company Limited, a Hong Kong Company. We are a development stage Company. During the development stage, we have been searching for varieties of products to list under “Rito Online Mall”. We found out that customers tend to buy products, which could improve their living quality. These products are more likely to be healthy to the customers. One of our best-selling products are AgriGaia Biomimicry Farming products. The “Rito Online Mall” provides a platform for merchants and customers to facilitate transactions and take advantage of the growth opportunity we have identified in Hong Kong’s E-Commerce Industry. We also maintain our store-based physical location for display pieces of the items available on our platform for consumers to look and test before purchasing the products online. Since our target for this strategy are middle-class individuals of all age who want to improve life quality, the online shop mainly lists high quality products with international brand recognition. Rito plans to open numerous showrooms in Asia, not strictly limited to Hong Kong, so that we can reach an even larger market should our initial model within Hong Kong prove to public offering be as successful as we project.

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

As of June 30, 2018 and 2017, our accumulated deficits were $2,461,274 and $1,639,122 respectively. Our stockholders’ deficit was $870,257 as of June 30, 2018 and stockholders’ deficit was $4,363 as of June 30, 2017. We have so far generated $232,597 in revenue for the fiscal year ended 30 June 2018. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended June 30, 2018 compared with the year ended June 30, 2017

Revenue

The Company generated revenue of $232,597 for the year ended June 30, 2018 as compared to revenue of $119,110 for the year ended June 30, 2017. The revenue mainly represented the direct sales to individuals and online sales business.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2018 amounted to $902,844 as compared to $724,466 for the year ended June 30, 2017, an increase of $178,378. The expenses for the year ended June 30, 2018 were primarily consisted of payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended June 30, 2017, all general and administrative expenses were mainly related to marketing fee, advertising and promotion, legal and professional fees, entertainment expenses, information technology development expenses, and payroll.

Net Loss

The net loss for the year was $822,152 for the year ended June 30, 2018 as compared to $704,310 for the year ended June 30, 2017. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital surplus of $680,251 consisting of cash and cash equivalents of $1,066,636 as compared to working capital deficit of $4,363 consisting of cash and cash equivalents of $80,487 respectively as of June 30, 2017.

Net cash used in operating activities for the year ended June 30, 2018 was $643,960 as compared to net cash used in operating activities of $620,724 for the year ended June 30, 2017. The net cash used in operating activities for the year ended June 30, 2018 were mainly for payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended June 30, 2017, the net cash used in operating activities were related to marketing fee, advertising and promotion, professional fees, payroll and information technology development expenses.

Net cash used in investing activities for the year ended June 30, 2018 and 2017 was $224,391 and $Nil, respectively. The net cash used in investing activities for the year ended June 30, 2018 were mainly related to purchase of property, plant and equipment.

Net cash provided by financing activities for the year ended June 30, 2018 was $1,855,810 as compared to $251,873 for the year ended June 30, 2017. The net cash provided by financing activities for the year ended June 30, 2018 were mainly attributed from proceeds from private placements. The net cash provided by financing activities for the year ended June 30, 2017 were mainly attributed from proceeds from issuance of shares in initial public offering.

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

Subscription receivables

For the year ended June 30, 2018, the company issued 1,114,000 shares of common stock at $1.5 per share for cash of $1,671,000 with no subscription receivable.

For the year ended June 30, 2017, the Company issued 42,600 shares of common stock at $1.5 per share for cash of $63,900 with no subscription receivable.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2018 and 2017, the Company recognized an impairment charge of $nil and $nil, respectively for intangible assets.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2018 and period ended June 30, 2017. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2018	As of and for the year ended June 30, 2017
Year-end / average HK$: US$1 exchange rate	7.75	7.75
Year-end / average RMB￥: US$1 exchange rate	6.27	-

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2018.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Choi Tak Yin Addy	55	Chief Executive Officer, President, Director
Choy Wing Fai	42	Chief Financial Officer, Chief Accounting Officer, Treasurer, Director
Kao Pun Yiu Philip	52	Chief Technical Officer, Director
Or Ka Ming	33	Chief Operating Officer, Director

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

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director

Mr. Choy Wing Fai graduated the University of Hong Kong with a Bachelor’s of Economics (First class honors). Mr. Choy has also obtained a Master’s degree of Science in Finance from the Chinese University of Hong Kong. After graduation, Mr. Choy joined the Hong Kong Government as an Executive Officer. The main job functions of the Executive Officer Grade include human resource management, financial resource management, administration support, system/project planning and development, direct services to the public, support to boards and councils and event management. Upon his departure from the Hong Kong Government, Mr. Choy has engaged himself in the financial industry. Over the past 5 years, Mr. Choy has been working as President in the Investment Department of Quam Securities Company Limited, which is a subsidiary of the Quam Group (Hong Kong stock code: 952). Mr. Choy is a licensed person to carry out the investment related activities in Hong Kong. His duties include providing asset management services on securities, forex and derivative products; and providing advisory services on mergers and acquisitions, and capital market financing. Mr. Choy’s experience in the financial industry as well as his qualifications have led the Board of Director to reach the conclusion that he should serve as a Director of the Company. Since June 16, 2015, Mr. Choy has been serving in Rito Group Corp. as Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year June 30, 2018, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2018.

Compensation of Directors

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2018, the Company has 55,848,284 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Choi Tak Yin Addy (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	Choy Wing Fai (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Kao Pun Yiu Philip (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Or Ka Ming (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	All of the officers and directors as a group (iv)	200,000	0.36%

Common Stock	Rito Group Holding Ltd (i) Oliaji Trade Centre, 1st Floor, Victoria, Mahe, Seychelles	36,200,000	65.33%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of June 30, 2018 (55,848,284 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 55,848,284 as of June 30, 2018.

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

On February 1, 2018, Greenpro Venture Capital Ltd sold 5,000,000 shares of Common Stock, with consideration of $100,000.

On March 1, 2018, Rito Group Holding Limited acquired 2,500,000 shares of Common Stock, with consideration of $50,000.

On March 1, 2018, Greenpro Venture Capital Ltd sold 5,000,000 shares of Common Stock, with consideration of $100,000.

On March 28, 2018, Greenpro Venture Capital Ltd sold 4,900,000 shares of Common Stock, with consideration of $100,000.

On March 28, 2018, Rito Group Holding Limited acquired 4,900,000 shares of Common Stock, with consideration of $100,000.

On April 24, 2018, Rito Group Holding Limited acquired 11,400,000 shares of Common Stock, with consideration of $6,552.

On April 24, 2018, China South Telecom Group Company Limited sold 11,400,000 shares of Common Stock, with consideration of $6,552.

On April 24, 2018, China South Telecom Group Company Limited sold 6,000,000 shares of Common Stock, with consideration of $3,448.

For the year ended June 30, 2018 and 2017, the accrued interest expense of $1,749 and $32,586, respectively are recognized in the condensed consolidated statements of operations.

As of June 30, 2018, the outstanding convertible notes payable is nil.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2018	For the year ended June 30, 2017

Audit fees	$30,300	$28,000
Audit related fees	200	500
Tax fees	-	-
All other fees	-	-
Total	$30,500	$28,500

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

RITO GROUP CORP.
(Name of Registrant)

Date: September 27, 2018	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 27, 2018	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: September 27, 2018	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

Date: September 27, 2018	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Officer, Director

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

106-2A, Jalan PJU 1/3B, SunwayMas Commercial Centre

47301 Petaling Jaya, Selangor Darul Ehsan

Tel: (603) 7805 2850

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Rito Group Corp.

Room 6C, 4/F, Block C,

Hong Kong Industrial Centre,

489 Castle Peak Road,

Lai Chi Kok, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rito Group Corp. (the ‘Company’) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows each of the year ended 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows each of the years ended 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $2,461,274 and net loss of $822,152. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2017.

Selangor, Malaysia

September 27, 2018

RITO GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2018	2017
ASSETS
CURRENT ASSETS
Account receivables	23,837	9,767
Deposits paid, prepayments and other receivables	17,446	1,300
Inventories	19,080	-
Cash and cash equivalents	$1,066,636	$80,487

Total current assets	1,126,999	91,554

NON-CURRENT ASSETS
Property, plant and equipment, net	222,174	-

TOTAL ASSETS	$1,349,173	$91,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	9,109
Convertible notes payable	-	26,910
Current portion of long-term bank loans	7,394	-
Accrued expenses and other payables	287,866	51,737
Due to directors	151,488	8,161

Total current liabilities	446,748	95,917

NON-CURRENT LIABILITIES
Long-term bank loans	32,168	-

TOTAL LIABILITIES	478,916	95,917

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 55,848,284 and 54,625,956 shares issued and outstanding as of June 30, 2018 and 2017 respectively	5,585	5,463
Additional paid-in capital	3,327,227	1,629,267
Accumulated other comprehensive (loss)/income	(1,281)	29
Accumulated deficit	(2,461,274)	(1,639,122)

TOTAL STOCKHOLDERS’ (DEFICIT)	(870,257)	(4,363)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,349,173	$91,554

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended June 30, 2018	For the year ended June 30, 2017
REVENUE
- Non-related party	232,597	119,110

	232,597	119,110

COST OF REVENUE	(153,143)	(71,755)

GROSS PROFIT	79,454	47,355

OTHER INCOME	7,990	5,387

GENERAL AND ADMINISTRATIVE EXPENSES	(902,844)	(724,466)

LOSS FROM OPERATIONS	(815,400)	(671,724)

INTEREST EXPENSE	(6,752)	(32,586)

LOSS BEFORE INCOME TAX	(822,152)	(704,310)

INCOME TAXES EXPENSE	-	-

NET LOSS	$(822,152)	$(704,310)

Other comprehensive (loss)/income:
- Foreign exchange adjustment (loss)/gain	(1,310)	10
COMPREHENSIVE LOSS	$(823,462)	$(704,300)

Net loss per share- Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	55,193,321	52,980,416

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$:”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2016	50,712,880	$5,071	$436,749	$19	$(934,812)	$(492,973)
Shares issued in IPO at $1.5 per share completed from July 1, 2016 to September 30, 2016	42,600	5	63,895	-	-	63,900
Conversion of Convertible bond at $0.25 per share on December 1, 2016	3,729,380	373	931,972	-	-	932,345
Conversion of Convertible bond at $0.15 per share on December 1, 2016	11,096	1	1,664	-	-	1,665
Private Placement $1.5 per share in December 2016	60,000	6	89,994	-	-	90,000
Private Placement $1.5 per share from January 2017 to March 2017	70,000	7	104,993	-	-	105,000
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(704,310)	(704,310)
Balance as of June 30, 2017	54,625,956	5,463	1,629,267	29	(1,639,122)	(4,363)
Conversion of Convertible bond at $0.25 per share on August 13, 2017	27,082	3	6,768	-	-	6,771
Private Placement $1.5 per share in August 2017	10,000	1	14,999	-	-	15,000
Conversion of Convertible bond at $0.25 per share on August 31, 2017	27,082	3	6,768	-	-	6,771
Private Placement $1.5 per share in September 2017	30,000	3	44,997	-	-	45,000
Conversion of Convertible bond at $0.25 per share on September 30, 2017	54,164	4	13,536	-	-	13,540
Private Placement $1.5 per share on November 2017	30,000	3	44,997	-	-	45,000
Private Placement $1.5 per share in December 2017	187,000	19	280,481	-	-	280,500
Private Placement $1.5 per share in January 2018	57,000	6	85,494	-	-	85,500
Private Placement $1.5 per share in February 2018	100,000	10	149,990	-	-	150,000
Private Placement $1.5 per share in March 2018	220,000	22	329,978	-	-	330,000
Private Placement $1.5 per share in April 2018	160,000	16	239,984	-	-	240,000
Private Placement $1.5 per share in May 2018	200,000	20	299,980	-	-	300,000
Private Placement $1.5 per share in June 2018	120,000	12	179,988	-	-	180,000
Net loss	-	-	-	(1,310)	(822,152)	(823,462)
Balance as of June 30, 2018	55,848,284	5,585	3,327,227	(1,281)	(2,461,274)	(870,257)

See accompanying notes to consolidated financial statements

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”)

	For the year ended June 30, 2018	For the year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(822,152)	$(704,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,217	-
Accrued interest expense	(1,749)	32,586
Changes in operating assets and liabilities:
Subscription receivables	-	30,000
Accounts receivable	(14,070)	(9,767)
Inventories	(19,080)	-
Deposit paid, prepayment and other receivables	(16,146)	12,450
Accounts payable	(9,109)	4,065
Other payables and accrued liabilities	236,129	14,252

Net cash used in operating activities	(643,960)	(620,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(224,391)	-

Net cash used in investing activities	(224,391)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO and private placements	1,672,921	258,900
Proceeds from bank loans	45,033	-
Repayment of bank loans	(5,471)	-
Interest paid	-	(3,420)
Advances from Directors	143,327	1,765
Effect of exchange rate changes on conversion of convertible notes	-	(5,372)

Net cash provided by financing activities	1,855,810	251,873

Effect of exchange rate changes on cash and cash equivalent	(1,310)	10

Net change in cash and cash equivalents	986,149	(368,841)
Cash and cash equivalents, beginning of year	80,487	449,328

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,066,636	$80,487
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$3,420

See accompanying notes to consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018AND 2017

(Currency expressed in United States Dollars (“US$”, except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as handmade accessories, necklaces, watches, cookware, AgriGaia Farming Products, and numerous other products. Our business model remains to be Online to Offline (O2O) business, and we have been actively expanding our product range.

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

As of June 30, 2018, the Company suffered an accumulated deficit of $2,461,274 and net loss of $822,152. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Subscription receivables

For the year ended June 30, 2018, the company issued 1,114,000 shares of common stock at $1.5 per share for cash of $1,671,000 with no subscription receivable. For the year ended June 30, 2017, the Company issued 42,600 shares of common stock at $1.5 per share for cash of $63,900 with no subscription receivable.

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2017 and 2018, the Company recognized an impairment charge of $Nil and $Nil, respectively for intangible assets.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

FOR THE YEAR ENDED JUNE 30, 2018 AND PERIOD ENDED JUNE 30, 2017

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2018	As of and for the year ended June 30, 2017
Year-end / average HK$: US$1 exchange rate	7.75	7.75
Year-end / average RMB￥: US$1 exchange rate	6.27	-

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”, except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. SHAREHOLDERS’ EQUITY

For the year ended June 30, 2018, the Company issued an aggregate of 1,114,000 of its common stock at $1.5 per share, for aggregate gross proceeds of $1,671,000. For the year ended June 30, 2017, the Company issued an aggregate of 172,600 shares of its common stock at $1.5 per share, for aggregate gross proceeds of $258,900.

As of June 30, 2018, and 2017, the Company had a total of 55,848,284 and 54,625,956 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. CONVERTIBLE NOTES PAYABLE

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

From August 2017 to September 2017, various note holders converted $25,000 in principal and $2,082 in accrued interest into 108,328 shares of common stock. The conversion price is $0.25 per share.

For the years ended June 30, 2018 and 2017, the accrued interest expense of $1,749 and $32,586, respectively are recognized in the condensed consolidated statements of operations.

6. PROPERTY, PLANT AND EQUIPMENT

	As of
	June 30, 2018	June 30, 2017

Leasehold improvement	$207,062	$-
Equipment	17,329	-

	224,391	-
Less: Accumulated depreciation	2,217	-
Total	$222,174	$-

Depreciation expense, classified as operating expenses, was $2,217 and $Nil for the year ended June 30, 2018 and year ended June 31, 2017, respectively, because the leasehold improvement is not yet completed and hence no depreciation.

7. INVENTORIES

	As of
	June 30, 2018	June 30, 2017

Finished goods, at cost	$19,080	$-
Total inventories	19,080	-

8. DUE TO DIRECTORS

As of June 30, 2018 and June 30, 2017, a director of the Company advanced $151,488 and $8,161 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

9. BANK LOANS

	As of
	June 30, 2018	June 30, 2017

Bank loan from financial institution in Hong Kong	-	-
The Hongkong and Shanghai Banking Corporation Limited	$39,562	$-

	39,562	-
Less: Current portion	(7,394)	-
Long-term portion	$32,168	$-

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

10. ACCRUED EXPENSES AND OTHER PAYABLES

	As of
	June 30, 2018	June 30, 2017

Accrued audit fee	18,000	16,000
Accrued accounting fee	4,106	7,021
Accrued other expenses	34,631	28,716
Other payable	231,129	-
	$287,866	$51,737

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”, except for number of shares)

11. INCOME TAXES

For the years ended June 30, 2018 and 2017 the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30, 2018	For the year ended June 30, 2017

Tax jurisdictions from:
- Local	$(78,185)	$(98,555)
- Foreign, representing
Anguilla	(5,543)	(25,509)
Hong Kong	(737,300)	(580,246)
Shenzhen	(1,124)	-

Loss before income tax	$(822,152)	$(704,310)

The provision for income taxes consisted of the following:

	For the year ended June 30, 2018	For the year ended June 30, 2017

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Rito Group Corp. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2018 and 2017, the operations in the United States of America incurred $249,224 and $ 171,038 of cumulative net operating losses, respectively, which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $52,337 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Republic of Anguilla (“Anguilla”), Sino Union International Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla. A company is subject to Anguilla income tax if it does business in Anguilla. A company that incorporated in Anguilla, but does not do business in Anguilla, is not subject to income tax there. Sino Union International Limited did not do business in Anguilla for the year ended June 30, 2018, and it does not intend to do business in Anguilla in the future. For the years ended June 30, 2018 and 2017, Sino Union International Limited had a net operating loss of $5,543 and $25,509, respectively.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”, except for number of shares)

Hong Kong

Rito International Enterprise Company Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the year ended June 30, 2018 and 2017, Rito International incurred a cumulative operating loss of $2,091,763 and $1,354,464, respectively for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $345,141 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended June 30, 2018, no provision for income tax is required due to operating loss incurred. As of June 30, 2018, 深圳市汇图贸易有限公司 incurred $1,124 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $281 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$52,337	$59,863
- Hong Kong	345,141	223,487
- Shenzhen	281	-

	397,759	283,350
Less: valuation allowance	(397,759)	(283,350)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $397,759 as of June 30, 2018. During the year ended June 30, 2018, the valuation allowance increased by $114,409, primarily relating to net operating loss carryforwards from the various tax regime.

12. RELATED PARTY TRANSACTIONS

	For the year ended June 30, 2018	For the year ended June 30, 2017
Professional fee paid:
- Related party A	15,706	14,982
- Related party B	20,403	42,113
- Related party C	861	-

Website design and maintenance fee paid:
- Related party D	1,177	843

	38,147	57,938

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”, except for number of shares)

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$119,110	51.2%	$-
Customer B	92,878	39.9%	23,837
			-
Total:	$211,988	91.1%	$23,837

For the year ended June 30, 2017, one customer represented more than 10% of the Company’s revenues. This customer accounted for 62% of the Company’s revenues amounting to $73,979, with $5,082 of accounts receivable.

(b) Major vendors

For the year ended June 30, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$87,809	57%	$-
Vendor B	36,923	24%	-

Total:	$124,732	81%	$-

For the year ended June 30, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2017		As of June 30, 2017
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$13,533	19%	$-
Vendor B	26,014	36%	-
Vendor C	8,072	11%	6,685
Total:	$47,619	66%	$6,685

RITO GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

14. COMMITMENTS AND CONTINGENCIES

The Company leases office premise in Hong Kong under operating lease that expire at December 31, 2018.

The aggregate lease expense for the years ended June 30, 2018 and 2017 are $18,580 and $17,032, respectively.

As of June 30, 2018, the Company has future minimum rental payments of $9,290 for office premise in the next six months.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued the audited consolidated financial statements.

On July 9, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chu Ka Yan Ada (the “Investor A”), pursuant to the Subscription Agreements dated as of July 9, 2018 between the Company and the Investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On July 12, 2018, the Company completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mee Yee Minnie (the “Investor B”), pursuant to the Subscription Agreements dated as of July 12, 2018 between the Company and the Investor B. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On July 17, 2018, the Company completed the issuance and sale of an aggregate of 100,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yan Wai Ko Cedric (the “Investor C”), pursuant to the Subscription Agreements dated as of July 17, 2018 between the Company and the Investor C. The net proceeds to the Company amounted to $200,000. The $200,000 in proceeds went directly to the Company as working capital.

On August 16, 2018, the Company completed the issuance and sale of an aggregate of 15,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chen Yuzhen (the “Investor D”), pursuant to the Subscription Agreements dated as of August 16, 2018 between the Company and the Investor D. The net proceeds to the Company amounted to $ 30,000. The $30,000 in proceeds went directly to the Company as working capital.

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

