Form 10-Q
period 2018-09-30
Rito Group Corp.
filed 2018-11-13
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECENDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports require to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, $0.0001 par value	56,000,784

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018, AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	September 30, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	55,219	23,837
Deposits paid, prepayments and other receivables	19,369	17,446
Inventories	19,080	19,080
Cash and cash equivalents	$1,025,076	$1,066,636

Total current assets	1,118,744	1,126,999

NON-CURRENT ASSETS
Plant and equipment, net	246,021	222,174

TOTAL ASSETS	$1,364,765	$1,349,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	7,476	-
Current portion of long-term bank loans	7,766	7,394
Accrued expenses and other payables	279,001	287,866
Due to directors	150,764	151,488

Total current liabilities	445,007	446,748

NON-CURRENT LIABILITIES
Long-term bank loans	30,087	32,168

TOTAL LIABILITIES	475,094	478,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,000,784 and 55,848,284 shares issued and outstanding as of September 30, 2018 and June 30, 2018 respectively	5,601	5,585
Additional paid-in capital	3,617,211	3,327,227
Accumulated other comprehensive loss	(1,201)	(1,281)
Accumulated deficit	(2,731,940)	(2,461,274)

TOTAL STOCKHOLDERS’ EQUITY	889,671	870,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,364,765	$1,349,173

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2018	2017

REVENUE
Related party	$-	$-
Non-related party	99,575	8,751
		8,751

COST OF REVENUE	(113,217)	(6,390)

GROSS (LOSS)/PROFIT	(13,642)	2,361

Other Income	3,151	-

OPERATING EXPENSES
General and administrative	(260,175)	(215,334)

LOSS FROM OPERATIONS	(270,666)	(212,973)

Interest expense	-	(963)

LOSS BEFORE INCOME TAX	(270,666)	(213,936)

Income tax expense	-	-

NET LOSS	(270,666)	(213,936)

Other comprehensive loss
Foreign currency translation loss	(80)	-

COMPREHENSIVE LOSS	(270,586)	(213,936)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	55,310,495	54,659,333

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,666)	$(213,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,335	-
Accrued interest expenses	-	801
Changes in operating assets and liabilities:
Accounts receivable	(31,382)	1,368
Prepayments, deposits & other receivables	(1,923)	(18,861)
Accounts payable	7,476	(9,109)
Other payables and accrued liabilities	(8,865)	259,930
Net cash (used in) / provided in operating activities	(278,025)	20,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(51,182)	(64,504)

Net cash used in investing activities	(51,182)	(64,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in Initial Public Offering	290,000	60,000
Advances from directors	(724)	-
Drawdown of bank borrowings	-	45,032
Repayment of bank borrowings	(1,709)	(2,131)
Net cash provided by financing activities	287,567	102,901

Effect of exchange rate changes on cash and cash equivalents	80	(10)

Net (decrease) / increase in cash and cash equivalents	(41,560)	58,581
Cash and cash equivalents, beginning of period	1,066,636	80,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,025,076	$139,068

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$1,488	$630

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

In the opinion of management, the consolidated balance sheet as of September 30, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Rito Group Corp. (the “Company”) was incorporated on March 24, 2015 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in trading of retail goods such as handmade accessories, necklaces, watches, cookware, AgriGaia Farming Products, and numerous other products.

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Equity ownership	Principal activities

1.	Sino Union International Limited (“Sino Union”)	Anguilla January 3, 2014	84,500 shares of ordinary share of US$1 each	100%	Investment holding

2.	Rito International Enterprise Company Limited (“Rito International”)	Hong Kong August 12, 2014	630,001 shares of ordinary share of HK$1 each	100%	Trading of retail goods

3.	深圳市汇图贸易有限公司	Shenzhen, PRC June 27, 2017	500,000 shares of ordinary share of RMB 1 each	100%	Trading of retail goods, business and agriculture technology consulting

Rito Group Corp. and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2018, the Company suffered an accumulated deficit of $2,731,940 and continuously incurred a net operating loss of $270,666 for the three months ended September 30, 2018. The continuation of the Company as a going concern through June 30, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-
Equipment	3-10 years	-
Motor Vehicle	3-10 years	-

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended September 30, 2018. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2018	2017
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end / average RMB¥ : US$1 exchange rate	6.87	6.87

●	Related parties

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

NOTE 5 - STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2018, the Company issued 30,000 shares of its common stock at $1.5 per share for gross proceeds of $45,000 and 122,500 shares of its common stock at $2 per share for aggregate gross proceeds of $245,000.

As of September 30, 2018, and June 30, 2018, the Company has a total of 56,000,784 and 55,848,284 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PLANT AND EQUIPMENT

	As of
	September 30, 2018	June 30, 2018
	(unaudited)	(audited)
Leasehold improvement	$236,630	$207,062
Equipment	20,879	17,329
Motor vehicle	18,065	-
	275,574	224,391

Less: Accumulated depreciation	(29,552)	(2,217)
Total	$246,021	$222,174

Depreciation expense, classified as operating expenses, was $27,335 for the three months ended September 30, 2018.

NOTE 7 - LONG-TERM BANK LOANS

	As of
	September 30, 2018	June 30, 2018
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong		-
The Hongkong and Shanghai Banking Corporation Limited	$37,853	$39,562

	37,853	39,562
Less: Current portion	(7,766)	(7,394)
Long-term portion	$30,087	$32,168

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

NOTE 8 - INCOME TAXES

For the three months ended September 30, 2018 and 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,
	2018	2017
	(unaudited)	(audited)
Tax jurisdictions from:
– Local	$(7,655)	$(19,667)
– Foreign, representing
Anguilla	(1,122)	(1,100)
Hong Kong	(261,451)	(193,169)
Shenzhen	(438)	-

Loss before income taxes	(270,666)	(213,936)

Provision for income taxes consisted of the following:

For the three months ended September 30,
	2018	2017
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2018, the operations in the United States of America incurred $256,879 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $53,944 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the three months ended September 30, 2018, no provision for income tax is required due to operating loss incurred. As of September 30, 2018, Rito International incurred $2,353,213 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $388,280 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Incoe Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the three months ended September 30, 2018, no provision for income tax is required due to operating loss incurred. As of September 30, 2018, 深圳市汇图贸易有限公司 incurred $1,562 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. As of September 30, 2018, the company has provided for a full valuation allowance against the deferred tax assets of $391 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2018 and June 30, 2018:

	As of
	September 30, 2018	June 30, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$53,944	$52,337
- Hong Kong	388,280	345,141
- Shenzhen	391	281

	$442,615	$397,759
Less: valuation allowance	(442,615)	(397,759)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $442,615 as of September 30, 2018. During the three months ended September 30, 2018, the valuation allowance increased by $44,856, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

	For the three months ended September 30,
	2018	2017
Professional fee paid to:
- Related party A	$1,352	$3,605
- Related party B	4,603	4,000
- Related party C	147	430

Website design and maintenance fee paid to:
- Related party D	72	588

	$6,174	$8,623

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 10 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$80,156	80.5%	$55,219
Customer B	19,419	19.5%	-

Total:	$99,575	100%	$55,219

For the three months ended September 30, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. This customer accounted for 92% of the Company’s revenue amounting to $8,051, with $8,051 account receivable balance at period-end.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended September 30, 2018, there was two vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$54,371	48%	$2,624
Vendor B	11,418	10%	4,852

Total:	$65,789	58%	$7,476

For the three months ended September 30, 2017, there was one vendor who accounted for 10% or more of the Company’s cost of revenues. This vendor accounted for 100% of the Company’s cost of revenue amounting to $6,390, with no account payable balance at period-end.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivabe. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire on December 2018, with an aggregate fixed monthly rent of approximately $1,548.

The aggregate lease expense for the three months ended September 30, 2018 and 2017 were $4,645 and $4,465, respectively.

As of September 30, 2018, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next one year, as follows

Period ending September 30:
2018	$4,645

$4,645

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company presented this condensed consolidated financial statement.

During the period, the Company did not have any material recognizable subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenues

For the three months ended September 30, 2018 and 2017, the Company generated revenue in the amount of $99,575 and $8,751 respectively. Our gross loss for the three months ended September 30, 2018 was $13,642, and our gross profit for the three months ended September 30, 2017 was $2,361 respectively. The decrease in gross profits is due to increased cost of sales.

General and administrative expenses

For the three months ended September 30, 2018 and 2017, we have had general and administrative expenses in the amount of $260,175 and $215,334 respectively, an increase of $44,841 or 2%. The increase is mainly due to the business is still under development and expansion. These expenses are mainly comprised of information technology development expenses of $36,434, farm expenses of $90,669, advertising and promotion expenses of $14,715, marketing expenses of $23,972, farm expenses – repairs and maintenance of $14,756, payroll expenses of $72,000 and leasehold improvement expenses of $23,663 for the three months ended September 30, 2018.

3

Net loss

Our net loss for the three months ended September 30, 2018 and 2017 was $270,666 and $213,936 respectively. The net loss mainly derived from the cost of sales incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $278,025, for the three months ended September 30, 2018 as compared to net cash provided in operating activities of $20,194 for the three months ended September 30, 2017. The cash provided in operating activities was a result of our increased net loss and decreased other payables and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was $51,182 and $64,504 for the three months ended September 30, 2018 and 2017, respectively. The cash used in investing activities for the three months ended September 30, 2018 was resulted from the new addition of vehicle and renovation.

Cash Provided by Financing Activities

Net cash provided by financing activities were $287,567 and $102,901 for the three months ended September 30, 2018 and 2017 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $290,000 from the issuance of shares in initial public offering and private placement, and the repayment of bank borrowings of $1,710 during the three months ended September 30, 2018. The advances from directors of $724 and related company as of September 30, 2018, and there were no advances from directors and related company as September 30, 2017.

4

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

Going Concern

As of September 30, 2018, the Company suffered an accumulated deficit of $2,731,940 and incurred a continuous net operating loss of $270,666 for the three months ended September 30, 2018. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

5

Contractual Obligations

As of September 30, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: November 13, 2018

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: November 13, 2018

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2018

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: November 13, 2018

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8