Form 10-Q
period 2018-12-31
Rito Group Corp.
filed 2019-02-13
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2018

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

489-491 Castle Peak Road, Lai Chi Kok, Hong Kong

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2019
Common Stock, $.0001 par value	56,128,284

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	December 31, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	32,258	23,837
Deposits paid, prepayments and other receivables	23,910	17,446
Inventories	19,079	19,080
Cash and cash equivalents	$622,632	$1,066,636

Total current assets	697,879	1,126,999

NON-CURRENT ASSETS
Plant and equipment, net	222,580	222,174

TOTAL ASSETS	$920,459	$1,349,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	8,138	7,394
Accrued expenses and other payables	71,823	287,866
Due to directors	61,855	151,488

Total current liabilities	141,816	446,748

NON-CURRENT LIABILITIES
Long-term bank loans	27,913	32,168

TOTAL LIABILITIES	169,729	478,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,045,784 and 55,848,284 shares issued and outstanding as of December 31, 2018 and June 30, 2018 respectively	5,605	5,585
Additional paid-in capital	3,707,206	3,327,227
Accumulated other comprehensive income /(loss)	11,950	(1,281)
Accumulated deficit	(2,974,031)	(2,461,274)

TOTAL STOCKHOLDERS’ EQUITY	750,730	870,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$920,459	$1,349,173

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
REVENUE
Related party	$-	$-	$-	$-
Non-related party	105,613	19,758	205,188	28,509

COST OF REVENUE	(69,527)	(14,537)	(182,744)	(20,927)

GROSS PROFIT	36,086	5,221	22,444	7,582

OTHER INCOME	313	38	3,464	38

OPERATING EXPENSES
General and administrative	(275,630)	(173,693)	(535,804)	(389,027)

LOSS FROM OPERATIONS	(239,231)	(168,434)	(509,896)	(381,407)

Interest expense	(2,861)	(2,398)	(2,861)	(3,362)

LOSS BEFORE INCOME TAX	(242,092)	(170,832)	(512,757)	(384,769)

Income tax expense	-	-	-	-

NET LOSS	$(242,092)	$(170,832)	$(512,757)	(384,769)

Other comprehensive loss:
Foreign currency translation loss	(13,151)	-	13,231	(10)

COMPREHENSIVE LOSS	(242,103)	(170,832)	(512,689)	(384,779)

Net loss per share - Basic and diluted	0.00	0.00	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	56,008,855	54,811,806	55,987,155	54,735,569

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,757)	$(384,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	54,284	-
Interest expenses	2,861	3,362
Changes in operating assets and liabilities:
Subscriptions receivable	-	-
Trade receivables	(8,420)	(28,032)
Prepayments, deposits and other receivables	(6,464)	(52,826)
Trade payables	-	(9,109)
Other payables and accrued liabilities	(216,043)	341,748
Net cash used in operating activities	(686,539)	(129,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(54,690)	(121,778)
Net cash used in investing activities	(54,690)	(121,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	380,000	385,500
Advances from directors	(89,634)	-
Drawdown of bank borrowings	-	45,032
Interest Paid	(2,861)	(3,362)
Repayment of bank borrowings	(3,511)	(2,301)
Net cash provided by financing activities	283,994	424,869

Effect of exchange rate changes on cash and cash equivalents	13,231	162

Net change in cash and cash equivalents	(444,004)	173,627
Cash and cash equivalents, beginning of period	1,066,636	80,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$622,632	$254,114

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$(2,861)	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

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

The Company, through its subsidiaries, mainly engages in trading of retail goods such as cookware, jewelry and watches, AgriGaia Farming Products, and numerous other products.

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

As of December 31, 2018, the Company suffered an accumulated deficit of $2,974,031 and continuously incurred a net operating loss of $512,757 for the six months ended December 31, 2018. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue from trading of retail goods and farming are recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transferred to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the period reported.

The Company derives its revenue from sales of goods to individuals. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

●	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to the customers, farm expense of direct labor, farm expense of seeds, fertilizers and others, and farm expense of consumables and tools.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the six months ended December 31, 2018. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended December 31,
	2018	2017
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end / average RMB¥ : US$1 exchange rate	6.88	6.87

●	Related parties

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 5 - SHAREHOLDERS’ EQUITY

From July to September, 2018, the Company issued 30,000 shares of its common stock at $1.5 per share for gross proceeds of $45,000 and 122,500 shares of its common stock at $2.00 per share for aggregate gross proceeds of $245,000.

In November and December 2018, the Company issued an aggregated of 45,000 shares of its common stock at $2.00 per share for aggregate gross proceeds of $90,000.

NOTE 6 - PLANT AND EQUIPMENT

	As of
	December 31, 2018	June 30, 2018
	(unaudited)	(audited)
Leasehold improvement	$236,630	$207,062
Equipment	22,169	17,329
Motor vehicle	18,065	-
	276,864	224,391

Less: Accumulated depreciation	(54,284)	(2,217)
Total	$222,580	$222,174

Depreciation expense, classified as operating expenses, was $54,284 for the six months ended December 31, 2018.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - LONG-TERM BANK LOANS

	As of
	December 31, 2018	June 30, 2018
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$36,051	$39,562

	36,051	39,562
Less: Current portion	(8,138)	(7,394)
Long-term portion	$27,913	$32,168

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

NOTE 8 - INCOME TAXES

For the six months ended December 31, 2018 and 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the six months ended December 31,
	2018	2017
	(unaudited)	(audited)
Tax jurisdictions from:
– Local	$(22,918)	$(29,300)
– Foreign, representing
Anguilla	(2,072)	(3,441)
Hong Kong	(486,891)	(352,028)
Shenzhen	(876)	-

Loss before income taxes	(512,757)	(384,769)

Provision for income taxes consisted of the following:

For the six months ended December 31,
	2018	2017
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2018, the operations in the United States of America incurred $272,141 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $57,149 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. Currently the tax rate remains at 21%.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the six months ended December 31, 2018, no provision for income tax is required due to operating loss incurred. As of December 31, 2018, Rito International incurred $2,578,653 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $425,478 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Incoe Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the six months ended December 31, 2018, no provision for income tax is required due to operating loss incurred. As of December 31, 2018, 深圳市汇图贸易有限公司 incurred $2,001 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. As of December 31, 2018, the company has provided for a full valuation allowance against the deferred tax assets of $500 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and June 30, 2018:

	As of
	December 31, 2018	June 30, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$57,149	$52,337
- Hong Kong	425,478	345,141
- Shenzhen	500	281

	$483,127	$397,759
Less: valuation allowance	(483,127)	(397,759)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $483,127 as of December 31, 2018. During the six months ended December 31, 2018, the valuation allowance increased by $85,368, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

	For the six months ended December 31,
	2018	2017
Professional fee paid to:
- Related party A	1,746	7,292
- Related party B	$10,803	$7,200
- Related party C	294	430

Website design and maintenance fee paid to:
- Related party D	179	588

	$13,023	$15,510

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 10 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended December 31, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the three months ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$105,613	100%	$32,258
Total:	$105,613	100%	$32,258

For the three months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the three months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$19,758	100%	$19,758
Total:	$19,758	100%	$19,758

For the six months ended December 31, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$80,156	39%	$32,258
Customer B	125,032	61%	-

Total:	$205,188	100%	$32,258

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the six months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the six months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$28,509	99%	$11,715
Total:	$28,509	99%	$11,715

(b) Major vendors

For the three months ended December 31, 2018, there was one vendor who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended December 31, 2018		As of December 31, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$57,294	95%	$-
Total:	$57,294	95%	$-

For the three months ended December 31, 2017, there was one vendor who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended December 31, 2017		As of December 31, 2017
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$10,178	100%	$-
Total:	$10,178	100%	$-

For the six months ended December 31, 2018, there was two vendor who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$50,013	27%	$-
Vendor B	99,156	54%	$-
Total:	$149,169	81%	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the six months ended December 31, 2017, there was one vendor who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended December 31, 2017		As of December 31, 2017
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$20,588	99%	$-
Total:	$20,588	99%	$-

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

The aggregate lease expense for the three months ended December 31, 2018 and 2017 were $10451 and $4,645, respectively.

The aggregate lease expense for the six months ended December 31, 2018 and 2017 were $18,968 and $9,290, respectively.

As of December 31, 2019, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in next two years, as follows:

Period ending December 31:
2019	$41,806
2020	24,387
$66,193

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company presented this condensed consolidated financial statements.

On January 11,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lai Kwai Chun (the “Investor”), pursuant to the Subscription Agreements dated as of January 11, 2019 between the Company and the Investor . The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On January 15,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheng Sung Kuen Betty (the “Investor”), pursuant to the Subscription Agreements dated as of January 15, 2019 between the Company and the Investor . The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On January 30,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 37,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lui Tin Shing (the “Investor A”), pursuant to the Subscription Agreements dated as of January 30, 2019 between the Company and the Investor A. The net proceeds to the Company amounted to $75,000. The $75,000 in proceeds went directly to the Company as working capital.

On January 31,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Qi Wen Juan (the “Investor B”), pursuant to the Subscription Agreements dated as of January 31, 2019 between the Company and the Investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On January 31,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Or Sau Bing (the “Investor C”), pursuant to the Subscription Agreements dated as of January 31, 2019 between the Company and the Investor C. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On February 8,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lai Hoi Lam (the “Investor”), pursuant to the Subscription Agreements dated as of February 8, 2019 between the Company and the Investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

Results of Operation

For the three months ended December 31, 2018 and 2017

Revenues

For the three months ended December 31, 2018 and 2017, the Company generated revenue in the amount of $105,613 and $19,758 respectively. Our gross profits for the three months ended December 31, 2018 and 2017 was $36,086 and $5,221 respectively.

General and administrative expenses

For the three months ended December 31, 2018 and 2017, we have had general and administrative expenses in the amount of $275,630 and $173,693 respectively, an increase of 101,937 or 57%. These expenses are comprised of advertising and promotion expenses of $16,068, payroll expenses of $72,000, and marketing expenses of $40,472 for the three months ended December 31, 2018.

Net loss

Our net loss for the three months ended December 31, 2018 and 2017 was $242,092 and $170,832 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the six months ended December 31, 2018 and 2017

Revenues

For the six months ended December 31, 2018 and 2017, the Company generated revenue in the amount of $205,188 and $28,509 respectively. Our gross profits for the six months ended December 31, 2018 and 2017 was $22,444 and $7,582, respectively. The increase in revenue is due to a larger size of sales order from a customer. The increase in gross profit is due to increasing revenue. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new products.

General and administrative expenses

For the six months ended December 31, 2018 and 2017, we have had general and administrative expenses in the amount of $535,804 and $389,027 respectively, an increase of $146,777 or 38%. These expenses are mainly comprised of information technology development expenses of $45,556, advertising and promotion expenses of $30,782, rent expenses of $44,959 and marketing expenses of $45,556, payroll expenses of $144,000 for the six months ended December 31, 2018.

Net loss

Our net loss for the six months ended December 31, 2018 and 2017 was $512,757 and $384,769 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $686,539 for the six months ended December 31, 2018 as compared to net cash used in operating activities of $129,626 for the six months ended December 31, 2017. The cash used in operating activities was a result of our net loss attributable to marketing expenses and advertising and promotion and repayment of payable.

Cash Used in Investing Activities

Net cash used in investing activities was $54,690 and $121,778 for the six months ended December 31, 2018 and 2017, respectively. The cash used in investing activities for the six months ended December 31, 2018 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $283,994 and $424,869 for the six months ended December 31, 2018 and 2017 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $380,000 from the issuance of shares in private placement during the six months ended December 31, 2018, repayment of advances from director of $89,634, offset by the repayment of bank borrowings of $3,511.

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

Going Concern

As of December 31, 2018, the Company suffered an accumulated deficit of $2,974,031 and incurred a continuous net operating loss of $512,757 for the six months ended December 31, 2018. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2018.

Related party transactions

	For the six months ended December 31,
	2018	2017
Professional fee paid to:
- Related party A	$1,746	$7,292
- Related party B	$10,803	$7,200
- Related party C	294	430

Website design and maintenance fee paid to:
- Related party D	179	588

	$13,023	$15,510

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of December 31, 2018, the Company has no contractual obligations involved.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: February 12, 2019

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: February 12, 2019

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 12, 2019

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: February 12, 2019

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8