Form 10-Q
period 2019-03-31
Rito Group Corp.
filed 2019-05-14
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2019
Common Stock, $.0001 par value	56,351,489

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2019 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2019	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	97,819	23,837
Deposits paid, prepayments and other receivables	43,977	17,446
Inventories	19,080	19,080
Cash and cash equivalents	$422,398	$1,066,636

Total current assets	583,274	1,126,999

NON-CURRENT ASSETS
Plant and equipment, net	200,322	222,174

TOTAL ASSETS	$783,596	$1,349,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	8,510	7,394
Accrued expenses and other payables	62,857	287,866
Due to directors	10,390	151,488

Total current liabilities	81,757	446,748

NON-CURRENT LIABILITIES
Long-term bank loans	25,646	32,168

TOTAL LIABILITIES	107,403	478,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,206,489 and 55,848,284 shares issued and outstanding as of March 31, 2019 and June 30, 2018 respectively	5,621	5,585
Additional paid-in capital	4,028,600	3,327,227
Accumulated other comprehensive income /(loss)	11,930	(1,281)
Accumulated deficit	(3,369,958)	(2,461,274)

TOTAL STOCKHOLDERS’ EQUITY	676,193	870,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783,596	$1,349,173

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
REVENUE	$113,948	$60,060	$319,136	$88,569

COST OF REVENUE	(49,909)	(29,841)	(232,653)	(50,768)

GROSS PROFIT	64,039	30,219	86,483	37,801

OTHER INCOME	2,078	-	5,542	38

OPERATING EXPENSES
General and administrative	(460,768)	(229,747)	(996,573)	(618,774)

LOSS FROM OPERATIONS	(394,651)	(199,528)	(904,548)	(580,935)

Interest expense	(1,275)	(1,808)	(4,136)	(5,170)

LOSS BEFORE INCOME TAX	(395,926)	(201,336)	(908,684)	(586,105)

Income tax expense	-	-	-	-

NET LOSS	$(396,926)	$(201,336)	$(909,684)	(586,105)

Other comprehensive loss:
Foreign currency translation (loss)/gain	(20)	2	13,211	(8)

COMPREHENSIVE LOSS	(395,946)	(201,334)	(895,473)	(586,113)

Net loss per share - Basic and diluted	(0.01)	(0.00)	(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	56,119,461	55,142,928	56,008,855	54,869,375

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(908,684)	$(586,105)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	74,325	-
Interest expenses	2,861	5,170
Changes in operating assets and liabilities:
Accounts receivable	(26,531)	9,767
Prepayments, deposits and other receivables	(73,982)	(4,465)
Accounts payable	-	(3,532)
Other payables and accrued liabilities	(225,009)	406,061
Net cash used in operating activities	(1,157,020)	(173,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(52,473)	(179,764)
Net cash used in investing activities	(52,473)	(179,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in private placement	701,409	951,000
Drawdown of bank borrowings	-	45,032
Repayment of bank borrowings	(141,098)	(3,856)
Bank loan interest	(2,861)	(4,998)
Advances from directors	(5,406)	-
Net cash provided by financing activities	552,044	987,178

Effect of exchange rate changes on cash and cash equivalents	13,211	(8)

Net change in cash and cash equivalents	(644,238)	634,302
Cash and cash equivalents, beginning of period	1,066,636	80,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$422,398	$714,789

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$(2,861)	$(4,998)

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Equity ownership	Principal activities

1.	Sino Union International Limited (“Sino Union”)	Anguilla January 3, 2014	84,500 shares of ordinary share of US$1 each	100%	Investment holding

2.	Rito International Enterprise Company Limited (“Rito International”)	Hong Kong August 12, 2014	630,001 shares of ordinary share of HK$1 each	100%	Trading of retail goods

3.	深圳市汇图贸易有限公司	Shenzhen, PRC June 27, 2018	500,000 shares of ordinary share of RMB 1 each	100%	Trading of retail goods, business and agriculture technology consulting

Rito Group Corp. and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company suffered an accumulated deficit of $3,369,958 and continuously incurred a net operating loss of $908,684 for the nine months ended March 31, 2019. The continuation of the Company as a going concern through June 30, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended March 31, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31,
	2019	2018
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end / average CNY¥: US$1 exchange rate	6.74	6.27

●	Related parties

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

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

NOTE 5 - SHAREHOLDERS’ EQUITY

From July to September 2018, the Company issued 30,000 shares of its common stock at $1.50 per share for gross proceeds of $45,000 and 122,500 shares of its common stock at $2.00 per share for aggregate gross proceeds of $245,000.

In November and December 2018, the Company issued an aggregated of 45,000 shares of its common stock at $2.00 per share for aggregate gross proceeds of $90,000.

From January to March 2019, the Company issued an aggregated of 160,705 shares of its common stock at $2.00 per share for aggregate gross proceeds of $321,410.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	As of
	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
Leasehold improvement	$236,630	$207,062
Equipment	22,169	17,329
Motor vehicle	18,065	-
	276,864	224,391

Less: Accumulated depreciation	(76,542)	(2,217)
Total	$200,322	$222,174

Depreciation expense, classified as operating expenses, was $22,258 and $Nil for the three months ended March 31, 2019 and March 31, 2018, respectively.

Depreciation expense, classified as operating expenses, was $74,325 and $2,217 for the nine months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 7 - LONG-TERM BANK LOANS

	As of
	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$34,156	$39,562

	34,156	39,562
Less: Current portion	(8,510)	(7,394)
Long-term portion	$25,646	$32,168

In July 2018, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

For the nine months ended March 31, 2019 and 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the nine months ended March 31,
	2019	2018
Tax jurisdictions from:
– Local	$(37,500)	$(40,785)
– Foreign, representing
Anguilla	(2,055)	(4,564)
Hong Kong	(867,634)	(540,112)
PRC	(1,495)	(644)

Loss before income taxes	(909,684)	(586,105)

Provision for income taxes consisted of the following:

For the nine months ended March 31,
	2019	2018
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2019, the operations in the United States of America incurred $286,723 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $60,211 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended March 31, 2019, no provision for income tax is required due to operating loss incurred. As of March 31, 2019, Rito International incurred $2,959,398 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $488,301 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the nine months ended March 31, 2019, no provision for income tax is required due to operating loss incurred. As of March 31, 2019, 深圳市汇图贸易有限公司 incurred $2,619 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $655 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2019 and June 30, 2018:

	As of
	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$60,211	$52,337
– Hong Kong	488,301	345,141
– PRC	655	281

Less: valuation allowance	549,167	397,759
Deferred tax assets	$(549,167)	$(397,759)
	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $549,146 as of March 31, 2019. During the nine months ended March 31, 2019, the valuation allowance increased by $151,387, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

	For the nine months ended March 31,
	2019	2018
Professional fee paid to:
- Related party A	$11,562	$11,601
- Related party B	17,103	13,200
- Related party C	287	430

Website design and maintenance fee paid to:
- Related party D	441	588

	$29,393	$25,819

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 10 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$17,174	15%	$97,819
Customer B	96,774	85%	-
Total:	$113,948	100%	$97,819

For the three months ended March 31, 2018, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$40,111	67%	$-
Customer B	19,949	33%	-
Total:	$60,060	100%	$-

For the nine months ended March 31, 2019, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$99,330	30%	$97,819
Customer B	221,806	70%	-
Total:	$319,136	100%	$97,819

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

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$13,305	27%	-
Vendor B	36,604	73%	-
Total:	$49,909	100%	-

For the three months ended March 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$10,917	37%	$-
Vendor B	14,169	47%	5,098
Total:	$25,086	84%	$5,098

For the nine months ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$73,054	31%	$-
Vendor B	145,196	62%	-
Total:	$218,250	93%	$-

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire on December 2018, with an aggregate fixed monthly rent of approximately $1,548.

The aggregate lease expense for the three months ended March 31, 2019 and 2018 were $10,451 and $4,644, respectively.

The aggregate lease expense for the nine months ended March 31, 2019 and 2018 were $243,000 and $13,932, respectively.

As of March 31, 2019, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next two years, as follows:

Period ending March 31:
2019	$31,354
2020	10,451
$41,806

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019 up through the date the Company presented this condensed consolidated financial statements.

On April 3, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Sui Ping (the “investor A”), pursuant to the Subscription Agreements dated as of April 3, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $20,000. The $20,000 in proceeds went directly to the Company as working capital.

On April 5, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mee Yee Minnie (the “investor B”), pursuant to the Subscription Agreements dated as of April 5, 2019 between the Company and the investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Lop Yan Larry (the “investor A”), pursuant to the Subscription Agreements dated as of April 12, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Hau Yuen Ping Tany (the “investor B”), pursuant to the Subscription Agreements dated as of April 12, 2019 between the Company and the investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ling Lai Ngor Lisa (the “investor C”), pursuant to the Subscription Agreements dated as of April 12, 2019 between the Company and the investor C. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Tsang Hor Chiu (the “investor D”), pursuant to the Subscription Agreements dated as of April 12, 2019 between the Company and the investor D. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yu Ka Wai (the “investor E”), pursuant to the Subscription Agreements dated as of April 12, 2019 between the Company and the investor E. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Shek Yeuk Wong (the “investor A”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lam Yuen (the “investor B”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chung Mei San (the “investor C”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor C. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ng Chi Man (the “investor D”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor D. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Ka Ling (the “investor E”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor E. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Wai Tak (the “investor F”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor F. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mee Yee Minnie (the “investor G”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor G. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Tam Po Yee (the “investor H”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor H. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

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

Results of Operation

For the three months ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019 and 2018, the Company generated revenue in the amount of $113,948 and $60,060 respectively. Our gross profits for the nine months ended March 31, 2019 and 2018 was $64,039 and $30,219, respectively.

General and administrative expenses

For the three months ended March 31, 2019 and 2018, we have had general and administrative expenses in the amount of $460,768 and $229,747 respectively, an increase of $231,021 or 100%. These expenses are comprised of advertising and promotion expenses of $12,021, marketing expenses of $19,780 information technology development expenses of $37,443 and payroll expenses of $24,000 for the three months ended March 31, 2019.

Net loss

Our net loss for the three months ended March 31, 2019 and 2018 was $395,926 and $201,336 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended March 31, 2019 and 2018

Revenues

For the nine months ended March 31, 2019 and 2018, the Company generated revenue in the amount of $319,136 and $88,569 respectively. Our gross profits for the nine months ended March 31, 2019 and 2018 was $86,483 and $37,801, respectively.

General and administrative expenses

For the nine months ended March 31, 2019 and 2018, we have had general and administrative expenses in the amount of $996,573 and $618,774 respectively, an increase of $377,799 or 61%. The increase is mainly due to the business is still under development and expansion. These expenses are mainly comprised of information technology development expenses of $150,839, advertising and promotion expenses of $75,133, marketing expenses of $4,185, payroll expenses of $216,000 and entertainment expenses of $18,729 for the nine months ended March 31, 2019.

Net loss

Our net loss for the nine months ended March 31, 2019 and 2018 was $908,684 and $586,105 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $1,157,020 for the nine months ended March 31, 2019 as compared to net cash used in operating activities of $173,104 for the nine months ended March 31, 2018. The cash used in operating activities was a result of our net loss attributable to payroll expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $52,473 and $179,764 for the nine months ended March 31, 2019 and 2018, respectively. The cash used in investing activities for the nine months ended March 31, 2019 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $552,044 and $987,178 for the nine months ended March 31, 2019 and 2018 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $701,409 from the issuance of shares in initial public offering and private placement during the nine months ended March 31, 2019, repayment of advances from director of $141,098, offset by the repayment of bank borrowings of $5,406, and there were no advances from directors as March 31, 2018.

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

Going Concern

As of March 31, 2019, the Company suffered an accumulated deficit of $3,369,968 and incurred a continuous net operating loss of $909,684 for the nine months ended March 31, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

Related party transactions

	For the nine months ended March 31,
	2019	2018
Professional fee paid to:
- Related party A	$11,562	$11,601
- Related party B	17,103	13,200
- Related party C	287	430

Website design and maintenance fee paid to:
- Related party D	441	588

	$29,393	$25,819

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Contractual Obligations

As of March 31, 2019, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2019

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 14, 2019

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2019

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: May 14, 2019

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8