Form 10-K
period 2019-06-30
Rito Group Corp.
filed 2019-09-17
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2019

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

Emerging growth company [X]

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 15, 2019
Common Stock, $.0001 par value	56,446,489

Rito Group Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2019

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

Customers

The Company generated revenue of $425,252 for the year ended June 30, 2019 as compared to revenue of $232,597 for the year ended June 30, 2018. The revenue mainly represented the direct sales to individuals, farming activities and online sales business.

Employees

As of June 30, 2019, we have four employees, four of which make up our Officers and Directors. Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “RTTO”. Our common stock did not trade prior to June 30, 2019.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2019, we had 56,446,489 shares of our Common Stock par value, $.0001 issued and outstanding. There were 305 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

On July 9, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chu Ka Yan Ada (the “investor”), pursuant to the Subscription Agreements dated as of July 9, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On July 12, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 20,000 shares at a price of $1.50 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Leung Mee Yee Minnie (the “investor”), pursuant to the Subscription Agreements dated as of July 12, 2018 between the Company and the investor. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On July 17, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 100,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yan Wai Ko Cedric (the “investor”), pursuant to the Subscription Agreements dated as of July 17, 2018 between the Company and the investor. The net proceeds to the Company amounted to $200,000. The $200,000 in proceeds went directly to the Company as working capital.

On August 16, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chen Yuzhen (the “investor”), pursuant to the Subscription Agreements dated as of August 16, 2018 between the Company and the investor. The net proceeds to the Company amounted to $ 30,000. The $30,000 in proceeds went directly to the Company as working capital.

On September 27, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lei Wai Wan (the “investor”), pursuant to the Subscription Agreements dated as of September 27, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On November 14, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Wong Sik Ming (the “investor”), pursuant to the Subscription Agreements dated as of November 14, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 12, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Sai Hei (the “investor”), pursuant to the Subscription Agreements dated as of December 12, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 17, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to To Yin Yu (the “investor”), pursuant to the Subscription Agreements dated as of December 17, 2018 between the Company and the investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 24, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Mak Wing Po (the “Investor A”), pursuant to the Subscription Agreements dated as of December 24, 2018 between the Company and the Investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 25, 2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Wong Wing Wah (the “Investor B”), pursuant to the Subscription Agreements dated as of December 25, 2018 between the Company and the Investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On December 31,2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yeung Wing Yan (the “Investor”), pursuant to the Subscription Agreements dated as of December 31, 2018 between the Company and the Investor . The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

On February 21,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Mak Wing Po (the “Investor”), pursuant to the Subscription Agreements dated as of February 21, 2019 between the Company and the Investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On February 25,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chui Lok Wah (the “Investor”), pursuant to the Subscription Agreements dated as of February 25, 2019 between the Company and the Investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 18,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Koon Long (the “Investor A”), pursuant to the Subscription Agreements dated as of March 18, 2019 between the Company and the Investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 20,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ng Ying Ping (the “Investor B”), pursuant to the Subscription Agreements dated as of March 20, 2019 between the Company and the Investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 20,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lo Sin Yung Agnes (the “Investor C”), pursuant to the Subscription Agreements dated as of March 20, 2019 between the Company and the Investor C. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On March 20,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 10,705 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Hau Yuen Ping Tany (the “Investor D”), pursuant to the Subscription Agreement.

On March 27,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Fung King Shu (the “Investor A”), pursuant to the Subscription Agreements dated as of March 27, 2019 between the Company and the Investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On March 29,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheung Kwok Sin (the “Investor B”), pursuant to the Subscription Agreements dated as of March 29, 2019 between the Company and the Investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

On April 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to ShekYeuk Wong (the “investor A”), pursuant to the Subscription Agreements dated as of April 30, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

On May 13, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheung Wing Yan Ava (the “investor A”), pursuant to the Subscription Agreements dated as of May 13, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 13, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Wong Shuk Fan (the “investor B”), pursuant to the Subscription Agreements dated as of May 13, 2019 between the Company and the investor B. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 13, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Stylian George (the “investor C”), pursuant to the Subscription Agreements dated as of May 13, 2019 between the Company and the investor C. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 13, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Wong Sau Han Winnie (the “investor D”), pursuant to the Subscription Agreements dated as of May 13, 2019 between the Company and the investor D. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 13, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Song Bing Bing (the “investor E”), pursuant to the Subscription Agreements dated as of May 13, 2019 between the Company and the investor E. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On May 28, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 12,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Tang Kam Yau (the “investor”), pursuant to the Subscription Agreements dated as of May 28, 2019 between the Company and the investor. The net proceeds to the Company amounted to $25,000. The $25,000 in proceeds went directly to the Company as working capital.

On June 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Ho ShukNim Elsa (the “investor A”), pursuant to the Subscription Agreements dated as of June 12, 2019 between the Company and the investor A. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On June 12, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheung Siu Cheong (the “investor B”), pursuant to the Subscription Agreements dated as of June 12, 2019 between the Company and the investor B. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On June 27, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 22,500 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Kin Wai (the “investor”), pursuant to the Subscription Agreements dated as of June 27, 2019 between the Company and the investor. The net proceeds to the Company amounted to $45,000. The $45,000 in proceeds went directly to the Company as working capital.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2019.

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

We have incorporated a new company namely 深圳市汇图贸易有限公司 in China, with 100% equity interest owned by Rito International Enterprise Company Limited. At this time, we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary which is the sale of miscellaneous retail goods. To date the goods sold have been sold through the individual efforts of our management by selling to personal contacts. Sino Union International Limited also shares the same business plan of Rito International Enterprise Company Limited.

As of June 30, 2019, and 2018, our accumulated deficits were $3,973,702 and $2,461,274 respectively. Our stockholders’ deficit was $539,327 as of June 30, 2019 and stockholders’ deficit was $870,257 as of June 30, 2018. We have so far generated $425,252 in revenue for the fiscal year ended 30 June 2019. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended June 30, 2019 compared with the year ended June 30, 2018

Revenue

The Company generated revenue of $425,252 for the year ended June 30, 2019 as compared to revenue of $232,597 for the year ended June 30, 2018. The revenue mainly represented the direct sales to individuals, farming activities and online sales business.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2019 amounted to $1,639,979 as compared to $902,844 for the year ended June 30, 2018, an increase of $737,135. The expenses for the year ended June 30, 2019 were primarily consisted of payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended June 30, 2018, all general and administrative expenses were mainly related to marketing fee, advertising and promotion, legal and professional fees, entertainment expenses, information technology development expenses, and payroll.

Net Loss

The net loss for the year was $1,512,428 for the year ended June 30, 2019 as compared to $822,152 for the year ended June 30, 2018. The net loss mainly derived from the increase in payroll.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital surplus of $372,961 consisting of cash and cash equivalents of $349,080 as compared to working capital deficit of $680,251 consisting of cash and cash equivalents of $1,066,636 respectively as of June 30, 2018.

Net cash used in operating activities for the year ended June 30, 2019 was $1,682,156 as compared to net cash used in operating activities of $643,960 for the year ended June 30, 2018. The net cash used in operating activities for the year ended June 30, 2019 were mainly for payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended June 30, 2018, the net cash used in operating activities were related to marketing fee, advertising and promotion, professional fees, payroll and information technology development expenses.

Net cash used in investing activities for the year ended June 30, 2019 and 2018 was $62,873 and $224,391, respectively. The net cash used in investing activities for the year ended June 30, 2019 were mainly related to purchase of property, plant and equipment.

Net cash provided by financing activities for the year ended June 30, 2019 was $1,027,385 as compared to $1,855,810 for the year ended June 30, 2018. The net cash provided by financing activities for the year ended June 30, 2019 were mainly attributed from proceeds from private placements. The net cash provided by financing activities for the year ended June 30, 2018 were mainly attributed from proceeds from issuance of shares in initial public offering.

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

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2019 and 2018, the Company recognized an impairment charge of $nil and $nil, respectively for intangible assets.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2019 and period ended June 30, 2018. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2019	As of and for the year ended June 30, 2018
Year-end / average HK$: US$1 exchange rate	7.75	7.75
Year-end / average CNY¥: US$1 exchange rate	6.86	6.27

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) .. Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate ASU 2016-13 to have a material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, and it has not had a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 provides a more stream-lined approach to evaluating goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. See Note 4 to the consolidated financial statements for an update on goodwill impairment.

On September 29, 2017 the FASB issued “ASU 2017-13—Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This update addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula”, effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  ASU 2018-02 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company suffered an accumulated deficit of $3,973,702 and net loss of $1,512,428. The continuation of the Company as a going concern through June 30, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2019.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Choi Tak Yin Addy	56	Chief Executive Officer, President, Director
Choy Wing Fai	43	Chief Financial Officer, Chief Accounting Officer, Treasurer, Director
Kao Pun Yiu Philip	53	Chief Technical Officer, Director
Or Ka Ming	34	Chief Operating Officer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year June 30, 2019, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2019	-	-	-	-	-	-	-	-
	For the year ended June 30, 2018	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2019.

Compensation of Directors

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2019	64,258							64,258
	For the year ended June 30, 2018	58,710	-	-	-	-	-	-	58,710

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2019	-	-	-	-	-	-	-	-
	For the year ended June 30, 2018	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2019, the Company has 56,446,489 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Choi Tak Yin Addy (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	Choy Wing Fai (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Kao Pun Yiu Philip (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Or Ka Ming (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	All of the officers and directors as a group (iv)	200,000	0.36%

Common Stock	Rito Group Holding Ltd (i) Oliaji Trade Centre, 1st Floor, Victoria, Mahe, Seychelles	36,200,000	64.13%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of June 30, 2019 (56,446,489 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 56,446,489 as of June 30, 2019.

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

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2019	For the year ended June 30, 2018

Audit fees	$34,300	$30,300
Audit related fees	-	200
Tax fees	-	-
All other fees	-	-
Total	$34,300	$30,500

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

RITO GROUP CORP.
(Name of Registrant)

Date: September 17, 2019	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 17, 2019	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: September 17, 2019	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

Date: September 17, 2019	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Officer, Director

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Rito Group Corp.

Room 6C, 4/F, Block C,

Hong Kong Industrial Centre,

489 Castle Peak Road,

Lai Chi Kok, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rito Group Corp. (the ‘Company’) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows each of the year ended 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows each of the years ended 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $3,973,702 and net loss of $1,512,428. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2017.

Kuala Lumpur, Malaysia

September 17, 2019

RITO GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2019	2018
ASSETS
CURRENT ASSETS
Account receivables	123,289	23,837
Deposits paid, prepayments and other receivables	31,350	17,446
Inventories	-	19,080
Cash and cash equivalents	$349,080	$1,066,636

Total current assets	503,719	1,126,999

NON-CURRENT ASSETS
Plant and equipment, net	189,650	222,174

TOTAL ASSETS	$693,369	$1,349,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	8,882	7,394
Accrued expenses and other payables	111,621	287,866
Due to directors	10,255	151,488

Total current liabilities	130,758	446,748

NON-CURRENT LIABILITIES
Long-term bank loans	23,284	32,168

TOTAL LIABILITIES	154,042	478,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,446,489 and 55,848,284 shares issued and outstanding as of June 30, 2019 and June 30, 2018 respectively	5,645	5,585
Additional paid-in capital	4,508,577	3,327,227
Accumulated other comprehensive loss	(1,193)	(1,281)
Accumulated deficit	(3,973,702)	(2,461,274)

TOTAL STOCKHOLDERS’ EQUITY	539,327	870,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,369	$1,349,173

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended June 30,
	2019		2018
REVENUE	$		$
- Non-related party		425,252		232,597

COST OF REVENUE		(303,664)		(153,143)

GROSS PROFIT		121,588		79,454

OTHER INCOME		11,358		7,990

GENERAL AND ADMINISTRATIVE EXPENSES		(1,639,979)		(902,844)

LOSS FROM OPERATIONS		(1,507,033)		(815,400)

INTEREST EXPENSE		(5,395)		(6,752)

LOSS BEFORE INCOME TAX		(1,512,428)		(822,152)

INCOME TAXES EXPENSE		-		-

NET LOSS		$(1,512,428)		$(822,152)

Other comprehensiveincome:
- Foreign exchange adjustment gain/(loss)		88		(1,310)
COMPREHENSIVE LOSS		$(1,512,340)		$(823,462)

Net loss per share - Basic and diluted		(0.03)		$(0.01)

Weighted average number of common shares outstanding – Basic and diluted		56,114,212		55,193,321

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2017	54,633,456	$5,463	$1,629,267	$29	$(1,639,122)	$(4,363)
Conversion of Convertible bond at $0.25 per share on August 13, 2017	27,082	3	6,768	-	-	6,771
Private Placement $1.5 per share in August 2017	10,000	1	14,999	-	-	15,000
Conversion of Convertible bond at $0.25 per share on August 31, 2017	27,082	3	6,768	-	-	6,771
Private Placement $1.5 per share in September 2017	30,000	3	44,997	-	-	45,000
Conversion of Convertible bond at $0.25 per share on September 30, 2017	54,164	4	13,536	-	-	13,540
Private Placement $1.5 per share on November 2017	30,000	3	44,997	-	-	45,000
Private Placement $1.5 per share in December 2017	187,000	19	280,481	-	-	280,500
Private Placement $1.5 per share in January 2018	57,000	6	85,494	-	-	85,500
Private Placement $1.5 per share in February 2018	100,000	10	149,990	-	-	150,000
Private Placement $1.5 per share in March 2018	220,000	22	329,978	-	-	330,000
Private Placement $1.5 per share in April 2018	160,000	16	239,984	-	-	240,000
Private Placement $1.5 per share in May 2018	200,000	20	299,980	-	-	300,000
Private Placement $1.5 per share in June 2018	120,000	12	179,988	-	-	180,000
Net loss	-	-	-	(1,310)	(822,152)	(823,462)
Balance as of June 30, 2018	55,848,284	5,585	3,327,227	(1,281)	(2,461,274)	(870,257)
Private Placement $1.5 per share in July 2018	30,000	3	44,997	-	-	45,000
Private Placement $2 per share in July 2018	100,000	10	199,990			200,000
Private Placement $2 per share in August 2018	15,000	2	29,998	-	-	30,000
Private Placement $2 per share in September 2018	7,500	1	14,999	-	-	15,000
Private Placement $2 per share in November 2018	7,500	1	14,999	-	-	15,000
Private Placement $2 per share in December 2018	37,500	4	74,996	-	-	75,000
Private Placement $2 per share in January 2019	75,000	7	149,993	-	-	150,000
Private Placement $2 per share in February 2019	22,500	2	44,998	-	-	45,000
Private Placement $2 per share in March 2019	55,705	6	111,404	-	-	111,410
Private Placement $2 per share in April 2019	145,000	14	289,986	-	-	290,000
Private Placement $2 per share in May 2019	50,000	5	99,995	-	-	100,000
Private Placement $2 per share in June 2019	52,500	5	104,995	-	-	105,000
Net Loss	-	-	-	88	(1,512,428)	(1,512,340)
Balance as of June 30, 2019	56,446,489	5,645	4,508,577	(1,193)	(3,973,702)	(539,327)

See accompanying notes to condensed consolidated financial statements

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”)

(Audited)

	For the year ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,512,428)	$(822,152)
Adjustments to reconcile net loss to net cash used in operating activities	-
Depreciation	95,397	2,217
Accrued interest expense	5,395	(1,749)
Changes in operating assets and liabilities:
Accounts receivables	(99,452)	(14,070)
Inventories	19,080	(19,080)
Prepayments, deposits and other receivables	(13,903)	(16,146)
Accounts payable	-	(9,109)
Other payables and accrued liabilities	(176,245)	236,129

Net cash used in operating activities	(1,682,156)	(643,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(62,873)	(224,391)

Net cash used in investing activities	(62,873)	(224,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO and private placements	1,181,410	1,672,921
Proceeds from bank loans	(5,395)	45,033
Repayment of bank loans	(7,395)	(5,471)
Interest paid	-	-
Advances from Directors	(141,235)	143,327

Net cash provided by financing activities	1,027,385	1,855,810

Effect of exchange rate changes on cash and cash equivalents	88	(1,310)

Net change in cash and cash equivalents	(717,556)	986,149
Cash and cash equivalents, beginning of year	1,066,636	80,487

CASH AND CASH EQUIVALENTS, END OF YEAR	$349,080	$1,066,636

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(5,395)	$-
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

2. GOING CONCERN UNCERTAINTIES

The acompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company suffered an accumulated deficit of $3,973,702 and net loss of $1,512,428. The continuation of the Company as a going concern through June 30, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2018 and 2019, the Company recognized an impairment charge of $Nil and $Nil, respectively for intangible assets.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2019	2018
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end / average CNY¥: US$1 exchange rate	6.86	6.27

●	Related parties

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate ASU 2016-13 to have a material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, and it has not had a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 provides a more stream-lined approach to evaluating goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. See Note 4 to the consolidated financial statements for an update on goodwill impairment.

On September 29, 2017 the FASB issued “ASU 2017-13—Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This update addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula”, effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  ASU 2018-02 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. SHAREHOLDERS’ EQUITY

For the year ended June 30, 2019, the Company issued an aggregate of 30,000 and 568,205 of its common stock at $1.5 and $2 per share, for aggregate gross proceeds of $45,000.

For the year ended June 30, 2018, the Company issued an aggregate of 1,114,000 of its common stock at $1.5 per share, for aggregate gross proceeds of $1,671,000.

As of June 30, 2019, and 2018, the Company had a total of 55,446,489 and 55,848,284 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5 - PROPERTY, PLANT AND EQUIPMENT

	As of
	June 30, 2019	June 30, 2018
	(unaudited)	(audited)
Leasehold improvement	$236,630	$207,062
Equipment	32,570	17,329
Motor Vehicle	18,065	-

	287,265	224,391
Less: Accumulated depreciation	97,615	2,217
Total	$189,650	$222,174

Depreciation expense, classified as operating expenses, was $95,397 and $2,217 for the twelve months ended June 30, 2019 and June 30, 2018, respectively.

6. INVENTORIES

	As of
	June 30, 2019	June 30, 2018

Finished goods, at cost	$-	$19,080
Total inventories	$-	$19,080

7. DUE TO DIRECTORS

As of June 30, 2019 and June 30, 2018, a director of the Company advanced $10,255 and $151,488 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

8. BANK LOANS

	As of
	June 30, 2019	June 30, 2018

Bank loan from financial institution in Hong Kong
The Hongkong and Shanghai Banking Corporation Limited	$32,166	$39,562

	32,166	39,562
Less: Current portion	(8,882)	(7,394)
Long-term portion	$23,284	$32,168

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of
	June 30, 2019	June 30, 2018

Accrued audit fee	22,000	18,000
Accrued accounting fee	3,473	4,106
Accrued other expenses	86,148	34,631
Other payable	-	231,129
	$111,621	$287,866

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INCOME TAXES

For the years ended June 30, 2019 and 2018 the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30,
	2019	2018
Tax jurisdictions from:
– Local	$(73,850)	$(78,185)
– Foreign, representing
Anguilla	(4,719)	(5,543)
Hong Kong	(1,431,941)	(737,300)
PRC	(1,918)	(1,124)

Loss before income taxes	(1,512,428)	(822,152)

Provision for income taxes consisted of the following:

For the year ended June 30,
	2019	2018
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Rito Group Corp. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019 and 2018, the operations in the United States of America incurred $323,074 and $249,224 of cumulative net operating losses, respectively, which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $67,845 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Republic of Anguilla (“Anguilla”), Sino Union International Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla. A company is subject to Anguilla income tax if it does business in Anguilla. A company that incorporated in Anguilla, but does not do business in Anguilla, is not subject to income tax there. Sino Union International Limited did not do business in Anguilla for the year ended June 30, 2019, and it does not intend to do business in Anguilla in the future. For the years ended June 30, 2019 and 2018, Sino Union International Limited had a net operating loss of $4,719 and $5,543, respectively.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

Rito International Enterprise Company Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the year ended June 30, 2019 and 2018, Rito International incurred a cumulative operating loss of $3,523,705 and $2,091,763, respectively for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $581,411 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended June 30, 2019 and June 30, 2018, no provision for income tax is required due to operating loss incurred. As of June 30, 2019 and June 30, 2018 深圳市汇图贸易有限公司 incurred $3,042 and $1,124 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $761 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$67,845	$52,337
– Hong Kong	581,411	345,141
– PRC	761	281

	650,017	397,759
Less: valuation allowance	(650,017)	(397,759)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $650,017 as of June 30, 2019. During the year ended June 30, 2019, the valuation allowance increased by $252,258, primarily relating to net operating loss carryforwards from the various tax regime.

11. RELATED PARTY TRANSACTIONS

	For the year ended June 30,
	2019	2018
Professional fee paid to:
- Related party A	$22,593	$15,706
- Related party B	23,320	20,403
- Related party C	394	861

Website design and maintenance fee paid to:
- Related party D	588	1,177

	$46,895	$38,147

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12 - CONCENTRATIONS OF RISKS

(a) Major customers

For the twelve months ended June 30, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$93,510	22%	$26,515
Customer B	234,968	55%	-
Customer C	96,774	23%	96,774

Total:	$425,252	100%	$123,289

For the year ended June 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$119,110	51.2%	$-
Customer B	92,878	39.9%	23,837

Total:	$211,988	91.1%	$23,837

(b) Major vendors

For the year ended June 30, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$79,986	26%	-
Vendor B	209,275	69%
Total:	$289,261	95%	-

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

13. COMMITMENTS AND CONTINGENCIES

The Company leases office premise in Hong Kong under operating lease that expire at July 31, 2020.

The aggregate lease expense for the years ended June 30, 2019 and 2018 are $9,290 and $18,580, respectively.

As of June 30, 2019, the Company has future minimum rental payments of $24,387 for office premise in the next six months.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

