Form 10-Q
period 2019-09-30
Rito Group Corp.
filed 2019-11-12
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2019
Common Stock, $.0001 par value	56,446,489

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

	As of
	September 30, 2019	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	153,756	123,289
Deposits paid, prepayments and other receivables	23,827	31,350
Cash and cash equivalents	$127,376	$349,080

Total current assets	304,959	503,719

NON-CURRENT ASSETS
Plant and equipment, net	172,028	189,650

TOTAL ASSETS	$476,987	$693,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	6,723	8,882
Accrued expenses and other payables	104,464	111,621
Due to directors	27,306	10,255
Due to related party	12,755	-

Total current liabilities	151,248	130,758

NON-CURRENT LIABILITIES
Long-term bank loans	23,017	23,284

TOTAL LIABILITIES	174,265	154,042

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,446,489 and 55,848,284 shares issued and outstanding as of September 30, 2019 and June 30, 2018 respectively	5,645	5,645
Additional paid-in capital	4,508,577	4,508,577
Accumulated other comprehensive loss	(2,550)	(1,193)
Accumulated deficit	(4,208,950)	(3,973,702)

TOTAL STOCKHOLDERS’ EQUITY	302,722	539,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,987	$693,369

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,
	2019	2018
REVENUE	$95,709	$99,575

COST OF REVENUE	(60,579)	(113,217)

GROSS PROFIT/(LOSS)	35,130	(13,642)

OTHER INCOME	2	3,151

OPERATING EXPENSES
General and administrative	(269,297)	(260,175)

LOSS FROM OPERATIONS	(234,165)	(270,666)

Interest expense	(1,083)	-

LOSS BEFORE INCOME TAX	(235,248)	(270,666)

Income tax expense	-	-

NET LOSS	$(235,248)	(270,666)

Other comprehensive loss:
Foreign currency translation loss	(1,357)	(80)

COMPREHENSIVE LOSS	(236,605)	(270,746)

Net loss per share - Basic and diluted	-	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	56,446,489	55,310,495

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2019	56,446,489	$5,645	$4,508,577	$(1,193)	$(3,973,702)	$539,327
Net Loss	-	-	-	-	(235,248)	(235,248)
Other comprehensive loss	-	-	-	(1,357)	-	(1,357)
Balance as of September 30, 2019	56,446,489	5,645	4,508,577	(2,550)	(4,208,950)	302,722

See accompanying notes to condensed consolidated financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,248)	$(270,666)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,622	27,335
Interest expenses	1,083	-
Changes in operating assets and liabilities:
Accounts receivable	(30,467)	(31,382)
Prepayments, deposits and other receivables	7,523	(1,923)
Accounts payable	-	(7,476)
Other payables and accrued liabilities	(7,157)	(8,865)
Net cash used in operating activities	(246,644)	(278,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(51,182)
Net cash used in investing activities	-	(51,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in private placement	-	290,000
Advances from related party	12,755	-
Repayment of bank borrowings	(2,426)	(1,709)
Bank loan interest	(1,083)	-
Advances from directors	17,051	(724)
Net cash provided by financing activities	26,297	287,567

Effect of exchange rate changes on cash and cash equivalents	(1,357)	(80)

Net change in cash and cash equivalents	(221,704)	(41,560)
Cash and cash equivalents, beginning of period	349,080	1,066,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,376	$1,025,076

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$(1,083)	$(1,488)

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of September 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company suffered an accumulated deficit of $4,208,950 and continuously incurred a net operating loss of $235,248 for the three months ended September 30, 2019. The continuation of the Company as a going concern through June 30, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended September 30, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2019	2018
Period-end / average HK$ : US$1 exchange rate	7.8364	7.7500
Period-end / average CNY¥: US$1 exchange rate	7.1161	6.8700

●	Related parties

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

NOTE 5 - SHAREHOLDERS’ EQUITY

As of September 30, 2019, the Company has a total of 56,446,489 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	As of
	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
Leasehold improvement	$236,630	$236,630
Equipment	32,570	32,570
Motor vehicle	18,065	18,065
	287,265	287,265

Less: Accumulated depreciation	(115,237)	(97,615)
Total	$172,028	$189,650

Depreciation expense, classified as operating expenses, was $17,622 and $27,335 for the three months ended September 30, 2019 and 2018 respectively.

NOTE 7 - LONG-TERM BANK LOANS

	As of
	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$29,740	$32,166

	29,740	32,166
Less: Current portion	(6,723)	(8,882)
Long-term portion	$23,017	$23,284

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

For the three months ended September 30, 2019 and 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,
	2019	2018
Tax jurisdictions from:
– Local	$(16,460)	$(7,655)
– Foreign, representing
Anguilla	(1,825)	(1,122)
Hong Kong	(216,539)	(261,451)
PRC	(424)	(438)

Loss before income taxes	(235,248)	(270,666)

Provision for income taxes consisted of the following:

For the three months ended September 30,
	2019	2018
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2019, the operations in the United States of America incurred $339,534 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $71,302 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the three months ended September 30, 2019, no provision for income tax is required due to operating loss incurred. As of September 30, 2019, Rito International incurred $3,740,242 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $617,140 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the three months ended September 30, 2019, no provision for income tax is required due to operating loss incurred. As of September 30, 2019, 深圳市汇图贸易有限公司 incurred $3,466 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $867 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019 and June 30, 2019:

	As of
	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$71,302	$67,845
– Hong Kong	617,140	581,411
– PRC	867	761

Less: valuation allowance	689,309	650,017
Deferred tax assets	$(689,309)	$(650,017)
	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $689,309 as of September 30, 2019. During the three months ended September 30, 2019, the valuation allowance increased by $39,292, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

	For the three months ended September 30,
	2019	2018
Professional fee paid to:
- Related party A	$4,216	$1,352
- Related party B	5.850	4,603
- Related party C	780	147

Website design and maintenance fee paid to:
- Related party D	149	72

Advance from holding company
- Related party E	(12,755)	-

	$(1,760)	$6,174

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 10 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	95,709	100%	127,612

Total:	$95,709	100%	$127,612

For the three months ended September 30, 2018, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$80,156	80.5%	$55,219
Customer B	19,419	19.5%	-

Total:	$99,575	100%	$55,219

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended September 30, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$60,579	100%	$-

Total:	$60,579	100%	$-

For the three months ended September 30, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises and a farm premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $3,445 and $3,063, respectively; and a storage premises in Hong Kong under a non-cancellable operating lease that expire on December 2019, with an aggregate fixed monthly rent of approximately $82.

The aggregate lease expense for the three months ended September 30, 2019 and 2018 were $19,772 and $4,644, respectively.

As of September 30, 2019, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next one years, as follows:

Period ending September 30:
2019	$19,772
2020	44,503
$64,275

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company presented this condensed consolidated financial statements.

During the period, the Company did not have any material recognizable subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019 and 2018, the Company generated revenue in the amount of $95,709 and $99,575 respectively. Our gross profits/(loss) for the three months ended September 30, 2019 and 2018 was $35,130 and $(13,642), respectively.

General and administrative expenses

For the three months ended September 30, 2019 and 2018, we have had general and administrative expenses in the amount of $269,294 and $260,175 respectively, an increase of $9,119 or 3%. These expenses are comprised of advertising and promotion expenses of $7,574, marketing expenses of $17,364 information technology development expenses of $13,496 and payroll expenses of $67,379 for the three months ended September 30, 2019.

3

Net loss

Our net loss for the three months ended September 30, 2019 and 2018 was $235,248 and $270,666 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $246,623 for the three months ended September 30, 2019 as compared to net cash used in operating activities of $278,025 for the three months ended September 30, 2018. The cash used in operating activities was a result of our net loss attributable to payroll expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $0 and $51,182 for the three months ended September 30, 2019 and 2018, respectively. The cash used in investing activities for the three months ended September 30, 2019 was resulted from the no addition of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $26,276 and $287,567 for the three months ended September 30, 2019 and 2018 respectively. The cash provided by financing activities was contributed from advances from holding company and directors of $12,755 and $17,051 respectively during the three months ended September 30, 2019, offset by the repayment of bank borrowings of $2,426 as September 30, 2018.

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

Going Concern

As of September 30, 2019, the Company suffered an accumulated deficit of $4,208,950 and incurred a continuous net operating loss of $235,248 for the three months ended September 30, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

Related party transactions

	For the three months ended September 30,
	2019	2018
Professional fee paid to:
- Related party A	$4,216	$1,352
- Related party B	5.850	4,603
- Related party C	780	147

Website design and maintenance fee paid to:
- Related party D	149	72

Advance from holding company
- Related party E	(12,755)	-

	$(1,760)	$6,174

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business

5

Contractual Obligations

As of September 30, 2019, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: November 12, 2019

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2019

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: November 12, 2019

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8