Form 10-Q
period 2019-12-31
Rito Group Corp.
filed 2020-02-14
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2019

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2385-8598

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RTTO	OTC Markets

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2019.

Class	Outstanding at December 31, 2019
Common Stock, $.0001 par value	56,496,489

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

	As of
	December 31, 2019	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	211,509	123,289
Operating lease right-of use assets, net	42,423	-
Deposit paid, prepayments and other receivables	27,287	31,350
Cash and cash equivalents	$32,048	$349,080

Total current assets	313,267	503,719

NON-CURRENT ASSETS
Plant and equipment, net	154,270	189,650

TOTAL ASSETS	$467,537	$693,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	4,605	8,882
Accrued expenses and other payables	110,124	111,621
Due to directors	35,184	10,255
Due to related party	12,840	-
Operating lease liabilities, current portion	42,423	-

Total current liabilities	205,176	130,758

NON-CURRENT LIABILITIES
Long-term bank loans	23,171	23,284

TOTAL LIABILITIES	228,347	154,042

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,496,489 and 56,446,489 shares issued and outstanding as of December 31, 2019 and June 30, 2019 respectively	5,650	5,645
Additional paid-in capital	4,608,572	4,508,577
Accumulated other comprehensive loss	(1,654)	(1,193)
Accumulated deficit	(4,373,378)	(3,973,702)

TOTAL STOCKHOLDERS’ EQUITY	239,190	539,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,537	$693,369

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
REVENUE	$121,032	$105,613	$216,741	$205,188

COST OF REVENUE	(67,404)	(69,527)	(127,983)	(182,744)

GROSS PROFIT	53,628	36,086	88,758	22,444

OTHER INCOME	45	313	47	3,464

OPERATING EXPENSES
General and administrative	(217,060)	(275,630)	(486,357)	(535,804)

LOSS FROM OPERATIONS	(163,387)	(239,231)	(397,552)	(509,896)

Interest expense	(1,041)	(2,861)	(2,124)	(2,861)

LOSS BEFORE INCOME TAX	(164,428)	(242,092)	(399,676)	(512,757)

Income tax expense	-	-	-	-

NET LOSS	$(164,428)	$(242,092)	$(399,676)	$(512,757)

Other comprehensive loss:
Foreign currency translation loss	896	(13,151)	(461)	13,231

COMPREHENSIVE LOSS	(163,532)	(242,103)	(400,137)	(512,689)

Net loss per share - Basic and diluted	0.00	0.00	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	56,469,315	56,008,855	56,457,902	55,987,155

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

For the three months ended December 31, 2019

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of September 30, 2019	56,446,489	$5,645	$4,508,577	$(2,550)	$(4,208,950)	$302,722
Private Placement $2 per share in November 2019	50,000	5	99,995			100,000
Net Loss	-	-	-		(164,428)	(164,428)
Other comprehensive income	-	-	-	896	-	896
Balance as of December 31, 2019	56,496,489	5,650	4,608,572	(1,654)	(4,373,378)	239,190

For the six months ended December 31, 2019

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2019 (audited)	56,446,489	$5,645	$4,508,577	$(1,193)	$(3,973,702)	$539,327
Private Placement $2 per share in November 2019	50,000	5	99,995			100,000
Net Loss	-	-	-	-	(399,676)	(399,676)
Other comprehensive loss	-	-	-	(461)	-	(461)
Balance as of December 31, 2019	56,496,489	5,650	4,608,572	(1,654)	(4,373,378)	239,190

See accompanying notes to condensed consolidated financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,676)	$(512,757)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	35,380	54,284
Interest expenses	2,124	2,861
Operating lease expense	42,423	-
Changes in operating assets and liabilities:
Accounts receivable	(88,220)	(8,420)
Prepayments, deposits and other receivables	4,062	(6,464)
Operating lease liabilities	(42,423)
Accounts payable	-	-
Other payables and accrued liabilities	(1,497)	(216,043)
Net cash used in operating activities	(447,827)	(686,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(54,690)
Net cash used in investing activities	-	(54,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in private placement	100,000	380,000
Advances from related party	12,840	-
Repayment of bank borrowings	(4,390)	(3,511)
Bank loan interest	(2,124)	(2,861)
Advances from directors	24,929	(89,634)
Net cash provided by financing activities	131,255	283,994

Effect of exchange rate changes on cash and cash equivalents	(460)	13,231

Net change in cash and cash equivalents	(317,032)	(444,004)
Cash and cash equivalents, beginning of period	349,080	1,066,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,048	$622,632

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$(2,124)	$(2,861)

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

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

As of December 31, 2019, the Company suffered an accumulated deficit of $4,373,378 and continuously incurred a net operating loss of $399,676 for the six months ended December 31, 2019. The continuation of the Company as a going concern through June 30, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

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

FOR THE SXI MONTHS ENDED DECEMBER 31, 2019

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the six months ended December 31, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended December 31,
	2019	2018
Period-end / average HK$ : US$1 exchange rate	7.7880	7.7500
Period-end / average CNY¥: US$1 exchange rate	6.9692	6.8800

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to July 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of $42,423, lease liabilities for operating leases of $42,423, and a zero cumulative-effect adjustment to accumulated deficit. See Note 12 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 5 - SHAREHOLDERS’ EQUITY

During the six months ended December 31 2019, the Company issued an aggregated of 50,000 shares of its common stock at $2.00 per shares for aggregate gross proceeds of $100,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	As of
	December 31, 2019	June 30, 2019
	(unaudited)	(audited)
Leasehold improvement	$236,630	$236,630
Equipment	32,570	32,570
Motor vehicle	18,065	18,065
	287,265	287,265

Less: Accumulated depreciation	(132,995)	(97,615)
Total	$154,270	$189,650

Depreciation expense, classified as operating expenses, was $35,380 and $54,284 for the six months ended December 31, 2019 and 2018 respectively.

NOTE 7 - LONG-TERM BANK LOANS

	As of
	December 31, 2019	June 30, 2019
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$27,776	$32,166

	27,776	32,166
Less: Current portion	(4,605)	(8,882)
Long-term portion	$23,171	$23,284

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

For the six months ended December 31, 2019 and 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the six months ended December 31,
	2019	2018
Tax jurisdictions from:
– Local	$(34,105)	$(22,918)
– Foreign, representing
Anguilla	(2,734)	(2,072)
Hong Kong	(361,975)	(486,891)
PRC	(862)	(876)

Loss before income taxes	(399,676)	(512,757)

Provision for income taxes consisted of the following:

For the six months ended December 31,
	2019	2018
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2019, the operations in the United States of America incurred $357,179 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $75,007 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the six months ended December 31, 2019, no provision for income tax is required due to operating loss incurred. As of December 31, 2019, Rito International incurred $3,885,679 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $641,137 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the six months ended December 31, 2019, no provision for income tax is required due to operating loss incurred. As of December 31, 2019, 深圳市汇图贸易有限公司 incurred $3,904 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $976 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and June 30, 2019:

	As of
	December 31, 2019	June 30, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$75,007	$67,845
– Hong Kong	641,137	581,411
– PRC	976	761

Less: valuation allowance	717,120	650,017
Deferred tax assets	$(717,120)	$(650,017)
	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $717,120 as of December 31, 2019. During the six months ended December 31, 2019, the valuation allowance increased by $67,103, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

	For the six months ended December 31,
	2019	2018
Professional fee paid to:
- Related party A	$14,155	$1,746
- Related party B	7,000	10,803
- Related party C	783	294

Website design and maintenance fee paid to:
- Related party D	299	179

Due to related company
- Related party E	(12,812)	-

	$(9,425)	$13,023

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 10 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended December 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended December 31, 2019		As of December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	121,032	100%	185,123
Total:	$121,032	100%	$185,123

For the three months ended December 31, 2018, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended December 31, 2018		As of December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$105,613	100%	$32,258
Total:	$105,613	100%	$32,258

For the six months ended December 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended December 31, 2019		As of December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	216,741	100%	185,123
Total:	$216,741	100%	$185,123

For the six months ended December 31, 2018, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$80,156	39%	$32,258
Customer B	125,032	61%	-

Total:	$205,188	100%	$32,258

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended December 31, 2019		As of December 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$18,711	28%	$-
Total:	$18,711	28%	$-

For the three months ended December 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended December 31, 2018		As of December 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$57,294	100%	$-
Total:	$57,294	100%	$-

For the six months ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended December 31, 2019		As of December 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$18,711	15%	$-
Total:	$18,711	15%	$-

For the six months ended December 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$99,156	54%	$-
Vendor B	50,013	27%	-

Total:	$149,169	81%	$-

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises and a farm premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $3,445 and $3,063, respectively; and a storage premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $82.

The aggregate lease expense for the six months ended December 31, 2019 and 2018 were $39,031 and $18,968, respectively.

As of December 31, 2019, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next one years, as follows:

Period ending December 31:
2019	$-
2020	33,018
$33,018

NOTE 12 - OPERATING LEASE

The Company has operating lease agreements for three office spaces with remaining lease terms of 0.5 month to 30 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

For the six months ended December 31,2019

Lease cost
Operating lease cost (included in general and admin in company’s unaudited condensed statement of operations)	$37,059

Other information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2019	$37,493
Weighted average remaining lease term-operating leases (in years)	0.58
Average discount rate - operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31,2019

Operating leases
Long -term right-of-use assets	42,423

Short-term operating lease liabilities	42,423
Long-term operating lease liabilites	-
Total operating lease liabilities	42,423

Maturities of the Company’s lease liabilities are as follows:

Year ending December 31,
2020	42,980
2021	-
Total lease payments	42,980
Less: Imputed interest/present value discount	(557)
Present value of lease liabilities	42,423

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date the Company presented this condensed consolidated financial statements.

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

Results of Operation

For the three months ended December 31, 2019 and 2018

Revenues

For the three months ended December 31, 2019 and 2018, the Company generated revenue in the amount of $121,032 and $105,613 respectively. Our gross profits for the three months ended December 31, 2019 and 2018 was $53,628 and $36,086, respectively.

General and administrative expenses

For the three months ended December 31, 2019 and 2018, we have had general and administrative expenses in the amount of $217,060 and $275,630 respectively, an decrease of $58,570 or 20%. These expenses are comprised of advertising and promotion expenses of $7,603, marketing expenses of $26,081, information technology development expenses of $17,441 and entertainment of $12,633 for the three months ended December 31, 2019.

Net loss

Our net loss for the three months ended December 31, 2019 and 2018 was $164,428 and $242,091 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the six months ended December 31, 2019 and 2018

Revenues

For the six months ended December 31, 2019 and 2018, the Company generated revenue in the amount of $216,741 and $205,188 respectively. Our gross profits for the six months ended December 31, 2019 and 2018 was $88,758 and $22,444, respectively.

General and administrative expenses

For the six months ended December 31, 2019 and 2018, we have had general and administrative expenses in the amount of $486,357 and $535,804 respectively, an decrease of $49,447 or 9%. These expenses are comprised of advertising and promotion expenses of $15,177, marketing expenses of $43,445, information technology development expenses of $30,937, payroll expenses $67,379 and entertainment of $12,633 for the three months ended December 31, 2019.

Net loss

Our net loss for the six months ended December 31, 2019 and 2018 was $399,676 and $512,757 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $447,827 for the six months ended December 31, 2019 as compared to net cash used in operating activities of $686,539 for the six months ended December 31, 2018. The cash used in operating activities was a result of our net loss attributable to payroll expenses, marketing expenses and advertising and promotion.

Cash Used in Investing Activities

Net cash used in investing activities was $0 and $54,690 for the six months ended December 31, 2019 and 2018, respectively. The cash used in investing activities for the six months ended December 31, 2018 was resulted from the no addition of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $131,255 and $283,994 for the six months ended December 31, 2019 and 2018 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $100,000 from the issuance of shares in private placement and advances from holding company and directors of $12,840 and $24,929 respectively during the six months ended December 31, 2019, offset by the repayment of bank borrowings and interest of $4,390 and $2,124 respectively.

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

Going Concern

As of December 31, 2019, the Company suffered an accumulated deficit of $4,373,378 and incurred a continuous net operating loss of $399,676 for the six months ended December 31, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2019.

Related party transactions

	For the six months ended December 31,
	2019	2018
Professional fee paid to:
- Related party A	$14,155	$1,746
- Related party B	7,000	10,803
- Related party C	783	294

Website design and maintenance fee paid to:
- Related party D	299	179

Due to related company
- Related party E	(12,812)	-

	$9,425	$13,023

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business

Contractual Obligations

As of December 31, 2019, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: February 14, 2020

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: February 14, 2020

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2020

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: February 14, 2020

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

8