Form 10-Q
period 2020-03-31
Rito Group Corp.
filed 2020-05-15
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2020.

Class	Outstanding at March 31, 2020
Common Stock, $.0001 par value	56,596,489

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2020	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Account receivables	212,523	123,289
Deposits paid, prepayments and other receivables	28,244	31,350
Operating lease right-of use assets, net	24,685	-
Cash and cash equivalents	$85,549	$349,080

Total current assets	351,001	503,719

NON-CURRENT ASSETS
		-
Plant and equipment, net	129,630	189,650
Total non-current assets	129,630	189650

TOTAL ASSETS	$480,631	$693,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	9,998	8,882
Accrued expenses and other payables	191,166	111,621
Due to directors	-	10,255
Due to related party	12,902	-
Operating lease liabilities, current portion	24,026	-

Total current liabilities	238,092	130,758

NON-CURRENT LIABILITIES
Long-term bank loans	15,645	23,284

TOTAL LIABILITIES	253,737	154,042

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,596,489 and 56,446,489 shares issued and outstanding as of March 31, 2020 and June 30, 2019 respectively	5,660	5,645
Additional paid-in capital	4,808,562	4,508,577
Accumulated other comprehensive loss	(2,069)	(1,193)
Accumulated deficit	(4,585,259)	(3,973,702)

TOTAL STOCKHOLDERS’ EQUITY	226,894	539,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$480,631	$693,369

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
REVENUE	$95,944	$113,948	$312,685	$319,136

COST OF REVENUE	(47,837)	(49,909)	(175,820)	(232,653)

GROSS PROFIT	48,107	64,039	136,865	86,483

OTHER INCOME	722	2,078	770	5,542

OPERATING EXPENSES
General and administrative	(258,575)	(460,768)	(744,933)	(996,573)

LOSS FROM OPERATIONS	(209,746)	(394,651)	(607,298)	(904,548)

Interest expense	(2,135)	(1,275)	(4,259)	(4,136)

LOSS BEFORE INCOME TAX	(211,881)	(395,926)	(611,557)	(908,684)

Income tax expense	-	-	-	-

NET LOSS	$(211,881)	$(395,926)	$(611,557)	$(908,684)

Other comprehensive loss:
Foreign currency translation (loss)/gain	(415)	(20)	(876)	13,211

COMPREHENSIVE LOSS	(212,296)	(395,946)	(612,433)	(895,473)

Net loss per share - Basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding – Basic and diluted	56,567,117	56,119,461	56,503,398	56,008,855

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

For the three months ended March 31, 2020

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of December 31, 2019	56,496,489	5,650	4,608,572	(1,654)	(4,373,378)	239,190
Private Placement $2 per share in January 2020	100,000	10	199,990	-	-	200,000
Net Loss	-	-	-		(211,881)	(211,881)
Other comprehensive loss	-	-	-	(415)		(415)
Balance as of March 31, 2020	56,596,489	5,660	4,808,562	(2,069)	(4,585,259)	226,894

For the nine months ended March 31, 2020

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2019 (audited)	56,446,489	$5,645	$4,508,577	$(1,193)	$(3,973,702)	$539,327
Issuance of common stocks	150,000	15	299,985	-	-	300,000
Net Loss	-	-	-	-	(611,557)	(611,557)
Other comprehensive loss	-	-	-	(876)	-	(876)
Balance as of March 31, 2020	56,596,489	5,660	4,808,562	(2,069)	(4,585,259)	226,894

See accompanying notes to condensed consolidated financial statements

RITO GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,557)	$(908,684)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	50,054	74,325
Interest expenses	4,259	4,136
Loss on disposal of property, plant and equipment	7,608	-
Changes in operating assets and liabilities:
Accounts receivable	(89,234)	(26,531)
Prepayments, deposits and other receivables	3,104	(73,982)
Operating lease ROU assets	(24,685)	-
Other payables and accrued liabilities	79,545	(225,009)
Operating lease liablilities	24,026	-
Net cash used in operating activities	(556,880)	(1,155,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of property, plant and equipment	1,921	-
Purchase of plant and equipment	-	(52,473)
Net cash provided in/(used in) investing activities	1,921	(52,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	300,000	701,409
Advances from related party	12,902	-
Repayment of bank borrowings	(6,523)	(141,098)
Bank loan interest	(4,259)	(4,136)
Advances to directors	(10,255)	(5,406)
Net cash provided by financing activities	291,865	550,769

Effect of exchange rate changes on cash and cash equivalents	(437)	13,211

Net change in cash and cash equivalents	(263,531)	(644,238)
Cash and cash equivalents, beginning of period	349,080	1,066,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,549	$422,398

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$(4,259)	$(2,861)

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

As of March 31, 2020, the Company suffered an accumulated deficit of $4,585,259 and continuously incurred a net operating loss of $611,557 for the nine months ended March 31, 2020. The continuation of the Company as a going concern through June 30, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Furthermore, management plans to import healthy food and drinks produced by Taiwanese AgriGaia Biomimicry Farming System into Hong Kong and arrange the food and drinks to be sold in various outlets by our sole agent in Hong Kong.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended March 31, 2020. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31,
	2020	2019
Period-end / average HK$ : US$1 exchange rate	7.7880	7.7500
Period-end / average CNY¥: US$1 exchange rate	7.0122	6.7400

●	Related parties

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $24,685, lease liabilities for operating leases of $24,026, and $659 cumulative-effect adjustment to accumulated deficit. See Note 12 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

NOTE 5 - SHAREHOLDERS’ EQUITY

During the nine months ended March 31, 2020, the Company issued an aggregated of 150,000 shares of its common stock at $2.00 per shares for aggregate gross proceeds of $300,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	As of
	March 31, 2020	June 30, 2019
	(unaudited)	(audited)
Leasehold improvement	$236,630	$236,630
Equipment	32,570	32,570
Motor vehicle	-	18,065
	269,200	287,265

Accumulated depreciation	139,570	(97,615)
Total	$129,630	$189,650

Depreciation expense, classified as operating expenses, was $50,054 and $74,325 for the nine months ended March 31, 2020 and 2019 respectively.

NOTE 7 - LONG-TERM BANK LOANS

	As of
	March 31, 2020	June 30, 2019
	(unaudited)	(audited)
Bank loan from financial institution in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$25,643	$32,166

	25,643	32,166
Less: Current portion	(9,998)	(8,882)
Long-term portion	$15,645	$23,284

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payable consists of followings:
	As of
	March 31, 2020	June 30, 2019
	(unaudited)	(audited)
Accrual	$101,159	$111,621
Loan from third party A	11,612	-
Loan from third party B	77,182	-
Loan interests payable	1,213	-
Total:	$191,166	$111,621

For the nine months ended 31 March, 2020 and year ended 30 June, 2019, third party A advanced $11,612 and $0 to the Company to pay the administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

For the nine months ended 31 March, 2020 and year ended 30 June, 2019, third party B advanced $77,182 and $0 to the Company to pay the administrative expenses. In January 2020, the Company obtained a loan in principal amount of HK$600,000 (approximately $77,182) from third party B, which bears interest at the base lending rate 8% annual interest with 4 months, interests payable of HK$4,000 (approximately $515) monthly and will mature in May 2020.

NOTE 9 - DUE TO RELATED PARTY

	As of
	March 31, 2020	June 30, 2019
	(unaudited)	(audited)
Amount due to related party A	$12,902	$-
Total	12,902	-

Related party A is Rito Group Holding Limited, which is a holding company of Rito Group Corp. For the nine months ended March 31, 2020 and the years ended June 30, 2019, related party A advanced $12,902 and $0 to the company to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 10 - INCOME TAXES

For the nine months ended March 31, 2020 and 2019, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the nine months ended March 31,
	2020	2019
Tax jurisdictions from:
– Local	$(49,024)	$(37,500)
– Foreign, representing
Anguilla	(5,254)	(2,055)
Hong Kong	(555,838)	(867,634)
PRC	(1,441)	(1,495)

Loss before income taxes	(611,557)	(908,684)

Provision for income taxes consisted of the following:

For the nine months ended March 31,
	2020	2019
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2020, the operations in the United States of America incurred $372,098 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $78,140 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Anguilla

Under the current laws of the Anguilla, Sino Union is registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

Rito International is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended March 31, 2020, no provision for income tax is required due to operating loss incurred. As of March 31, 2020, Rito International incurred $4,079,542 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $673,125 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the nine months ended March 31, 2020, no provision for income tax is required due to operating loss incurred. As of March 31, 2020, 深圳市汇图贸易有限公司 incurred $4,483 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,120 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2020 and June 30, 2019:

	As of
	March 31, 2020	June 30, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$78,140	$67,845
– Hong Kong	673,125	581,411
– PRC	1,120	761

Less: valuation allowance	752,385	650,017
Deferred tax assets	$(752,385)	$(650,017)
	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $752,385 as of March 31, 2020. During the nine months ended March 31, 2020, the valuation allowance increased by $102,368, primarily relating to net operating loss carryforwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 - RELATED PARTY TRANSACTIONS

	For the nine months ended March 31,
	2020	2019
Professional fee paid to:
- Related party A	$15,726	$11,562
- Related party B	13,350	17,103
- Related party C	2,982	287

Website design and maintenance fee paid to:
- Related party D	445	441

Advance from holding company
- Related party E	(12,902)	-

	$19,601	$29,393

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 12 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2020, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2020		As of March 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer A	95,944	100%	186,011

Total:	$95,944	100%	$186,011

For the three months ended March 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$17,174	15%	$97,819
Customer B	96,774	85%	-

Total:	$113,948	100%	$97,819

For the nine months ended March 31, 2020, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2020		As of March 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer A	312,685	100%	186,011
Total:	$312,685	100%	$186,011

For the nine months ended March 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$99,330	30%	$97,819
Customer B	221,806	70%	-

Total:	$319,136	100%	$97,819

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2020		As of March 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$-	-%	$-
Total:	$-	-%	$-

For the three months ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$13,305	27%	$-
Vendor B	36,604	73%	-
Total:	$49,909	100%	$-

For the nine months ended March 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended March 31, 2020		As of March 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$18,711	11%	$-
Total:	$18,711	11%	$-

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises and a farm premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $3,457 and $3,063, respectively; and a storage premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $82.

The aggregate lease expense for the nine months ended March 31, 2020 and 2019 were $55,563 and $58,645, respectively.

As of March 31, 2020, the Company has the aggregate future minimum rental payments due under a non-cancellable operating lease in the next one years, as follows:

Period ending March 31:
2020	$25,066
2021	-
$25,066

NOTE 14 - OPERATING LEASE

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

For the nine months ended March 31,2020

Lease cost
Operating lease cost (included in general and administrative in company’s unaudited condensed statement of operations)	$55,563

Other information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2020	$56,639
Weighted average remaining lease term-operating leases (in years)	0.33
Average discount rate - operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020

Operating leases
Long -term right-of-use assets	24,685

Short-term operating lease liabilities	24,026
Long-term operating lease liabilites	-
Total operating lease liabilities	24,026

Maturities of the Company’s lease liabilities are as follows:

Year ending March 31,
2020	18,966
2021	5,255
Total lease payments	24,221
Less: Imputed interest/present value discount	(195)
Present value of lease liabilities	24,026

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date the Company presented this condensed consolidated financial statements.

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

Results of Operation

For the three months ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020 and 2019, the Company generated revenue in the amount of $95,944 and $113,948 respectively. Our gross profits/(loss) for the three months ended March 31, 2020 and 2019 was $48,107 and $64,039, respectively.

General and administrative expenses

For the three months ended March 31, 2020 and 2019, we have had general and administrative expenses in the amount of $258,575 and $460,768 respectively, an decrease of $202,193 or 44% due to the information technology development expenses and marketing expenses in year 2019 are higher than that in year 2020. These expenses are comprised of motor vehicle expenses of $7,942, marketing expenses of $8,644, payroll expenses of $98,348 and entertainment of $50,969 for the three months ended March 31, 2020.

Net loss

Our net loss for the three months ended March 31, 2020 and 2019 was $211,881 and $395,926 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended March 31, 2020 and 2019

Revenues

For the nine months ended March 31, 2020 and 2019, the Company generated revenue in the amount of $312,685 and $319,136 respectively. Our gross profits for the nine months ended March 31, 2020 and 2019 was $136,865 and $86,483, with gross profit margins of 44% and 27% respectively, an increased of 17% due to the Company improve the efficiency of management and the cost of materials decreased bringing the gross profit up.

General and administrative expenses

For the nine months ended March 31, 2020 and 2019, we have had general and administrative expenses in the amount of $744,933 and $996,573 respectively, an decrease of $251,640 or 25% due to the consultant services fee for IT support and marketing expenses in year 2019 are higher than that in year 2020. These expenses are comprised of advertising and promotion expenses of $7,600, marketing expenses of $34,713, information technology development expenses of $17,580, payroll expenses $243,822, motor vehicle $11,258 and entertainment of $63,595 for the nine months ended March 31, 2020.

Net loss

Our net loss for the nine months ended March 31, 2020 and 2019 was $611,557 and $908,684 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $554,665 for the nine months ended March 31, 2020 as compared to net cash used in operating activities of $1,157,020 for the nine months ended March 31, 2019. The cash used in operating activities was a result of our net loss attributable to payroll expenses, marketing expenses and advertising and promotion.

Cash Provided in/(Used in) Investing Activities

Net cash provided in/(used in) investing activities was $1,921 and $52,473 for the nine months ended March 31, 2020 and 2019, respectively. The cash used in investing activities for the nine months ended March 31, 2020 was resulted from the disposal of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $289,650 and $552,044 for the nine months ended March 31, 2020 and 2019 respectively. The cash provided by financing activities was contributed from the aggregate proceeds of $300,000 from the issuance of shares in private placement and advances from holding company of $12,902 during the nine months ended March 31, 2020, offset by the repayment of director, bank borrowings and interest of $13,683, $6,523 and $3,046 respectively.

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

Going Concern

As of March 31, 2020, the Company suffered an accumulated deficit of $4,585,259 and incurred a continuous net operating loss of $611,557 for the nine months ended March 31, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

Related party transactions

	For the nine months ended March 31,
	2020	2019
Professional fee paid to:
- Related party A	$15,726	$11,562
- Related party B	13,350	17,103
- Related party C	2,982	287

Website design and maintenance fee paid to:
- Related party D	445	441

Advance from holding company
- Related party E	(12,902)	-

	$19,601	$29,393

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company, E is the holding company of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business

Contractual Obligations

As of March 31, 2020, the Company has no contractual obligations involved.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RITO GROUP CORP.
(Name of Registrant)

Date: May 15, 2020

	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 15, 2020

	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2020

	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Director

Date: May 15, 2020

	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

