Form 10-K
period 2020-06-30
Rito Group Corp.
filed 2020-09-30
CIK 1646576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Common Stock, $.0001 par value	56,596,489

Rito Group Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2020

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

Customers

The Company generated revenue of $438,845 for the year ended June 30, 2020 as compared to revenue of $425,252 for the year ended June 30, 2019. The revenue mainly represented the direct sales to individuals, farming activities and online sales business.

Employees

As of June 30, 2020, we have four employees, four of which make up our Officers and Directors. Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “RTTO”. Our common stock did not trade prior to June 30, 2020.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2020, we had 56,496,489 shares of our Common Stock par value, $.0001 issued and outstanding. There were 358 beneficial owners of our Common Stock.

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

On December 31,2018, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yeung Wing Yan (the “Investor”), pursuant to the Subscription Agreements dated as of December 31, 2018 between the Company and the Investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

On January 11,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 15,000 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Lai Kwai Chun (the “Investor”), pursuant to the Subscription Agreements dated as of January 11, 2019 between the Company and the Investor. The net proceeds to the Company amounted to $30,000. The $30,000 in proceeds went directly to the Company as working capital.

On January 15,2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 7,500 shares at a price of $2.00 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Cheng Sung Kuen Betty (the “Investor”), pursuant to the Subscription Agreements dated as of January 15, 2019 between the Company and the Investor. The net proceeds to the Company amounted to $15,000. The $15,000 in proceeds went directly to the Company as working capital.

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

On November 30, 2019, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 50,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Chan Leon (the “investor”), pursuant to the Subscription Agreements dated as of November 30, 2019 between the Company and the investor. The net proceeds to the Company amounted to $100,000. The $100,000 in proceeds went directly to the Company as working capital.

On January 3, 2020, Rito Group Corp. (the “Company”) completed the issuance and sale of an aggregate of 100,000 shares at a price of $2 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in a private placement to Yan Wai Ko Cedric (the “investor”), pursuant to the Subscription Agreements dated as of January 3, 2020between the Company and the investor. The net proceeds to the Company amounted to $200,000. The $200,000 in proceeds went directly to the Company as working capital.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2020.

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

As of June 30, 2020, and 2019, our accumulated deficits were $4,721,423 and $3,973,702 respectively. Our stockholders’ equity was $92,844 as of June 30, 2020 and stockholders’ equity was $539,327 as of June 30, 2019. We have so far generated $438,845 in revenue for the fiscal year ended 30 June 2020. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended June 30, 2020 compared with the year ended June 30, 2019

Revenue

The Company generated revenue of $438,845 for the year ended June 30, 2020 as compared to revenue of $425,252 for the year ended June 30, 2019. The revenue mainly represented the direct sales to Ambitious Gateway Limited.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2020 amounted to $945,293 as compared to $1,639,979 for the year ended June 30, 2019, an decrease of $694,686. The expenses for the year ended June 30, 2020 were primarily consisted of payroll expense, rental expenses, marketing fee, advertising and promotion, entertainment expenses, IT expenses and depreciation. For the year ended June 30, 2019, all general and administrative expenses were mainly related to payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses.

Net Loss

The net loss for the year was $747,721 for the year ended June 30, 2020 as compared to $$1,512,428 for the year ended June 30, 2019. The net loss mainly derived from the increase in payroll.

Liquidity and Capital Resources

As of June 30, 2020, we had working capital deficit of $88,341 consisting of cash and cash equivalents of $64,528 as compared to working capital surplus of $372,961 consisting of cash and cash equivalents of $349,080 respectively as of June 30, 2019.

Net cash used in operating activities for the year ended June 30, 2020 was $668,356 as compared to net cash used in operating activities of $1,682,156 for the year ended June 30, 2019. The net cash used in operating activities for the year ended June 30, 2020 were mainly for payroll expense, rental expenses, marketing fee, advertising and promotion, entertainment expenses, IT expenses and depreciation. For the year ended June 30, 2019, the net cash used in operating activities were related to payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses.

Net cash used in investing activities for the year ended June 30, 2020 and 2019 was $1,936 and $62,873, respectively. The net cash used in investing activities for the year ended June 30, 2020 were mainly related to sale of motor vehicle.

Net cash provided by financing activities for the year ended June 30, 2020 was $380,630 as compared to $1,027,385 for the year ended June 30, 2019. The net cash provided by financing activities for the year ended June 30, 2020 were mainly attributed from proceeds from private placements, advance from holding company and directors. The net cash provided by financing activities for the year ended June 30, 2019 were mainly attributed from proceeds from private placements, and repayment to directors.

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

Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2020 and 2019, the Company recognized an impairment charge of $nil and $nil, respectively for intangible assets.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2020 and period ended June 30, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30, 2020	As of and for the year ended June 30, 2019
Year-end HK$: US$1 exchange rate	7.75	7.75
Average HK$: US$1 exchange rate	7.75	7.75
Year-end CNY¥: US$1 exchange rate	7.07	7.86
Average CNY¥: US$1 exchange rate	7.09	7.86

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Lease:

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of $80,185, lease liabilities for operating leases of $80,185, and $0 cumulative-effect adjustment to accumulated deficit. After the adoption, $256,720 of operating lease right-of-use asset and $255,756 of operating lease liabilities and $964 adjustment to accumulated deficit were retroactively reflected to June 30, 2020 financial statements. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

As of June 30, 2020, the Company suffered an accumulated deficit of $4,721,423 and net loss of $747,721. The continuation of the Company as a going concern through June 30, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Choi Tak Yin Addy	57	Chief Executive Officer, President, Director
Choy Wing Fai	44	Chief Financial Officer, Chief Accounting Officer, Treasurer, Director
Kao Pun Yiu Philip	54	Chief Technical Officer, Director
Or Ka Ming	35	Chief Operating Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year June 30, 2020, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2020	91,349	-	-	-	-	-	-	91,349
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2020	64,258	-	-	-	-	-	-	64,258
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2020	91,349	-	-	-	-	-	-	91,349
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2020	-	-	-	-	-	-	-	-
	For the year ended June 30, 2019	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2020.

Compensation of Directors

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Choi Tak Yin Addy, Chief Executive Officer, President, Director (1)	For the year ended June 30, 2020	91,349	-	-	-	-	-	-	91,349
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Or Ka Ming, Chief Operating Officer, Director (2)	For the year ended June 30, 2020	64,258	-	-	-	-	-	-	64,258
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Choy Wing Fai, Chief Financial Officer, Chief Accounting Officer, Treasurer, Director (3)	For the year ended June 30, 2020	91,349	-	-	-	-	-	-	91,349
	For the year ended June 30, 2019	64,258	-	-	-	-	-	-	64,258

Kao Pun Yiu Philip, Chief Technical Officer, Director (4)	For the year ended June 30, 2020	-	-	-	-	-	-	-	-
	For the year ended June 30, 2019	-	-	-	-	-	-	-	-

(1)	On March 24, 2015, Choi Tak Yin Addy was appointed as Chief Executive Officer, President and as a member of our Board of Directors.

(2)	On June 16, 2015, Or Ka Ming was appointed Chief Operating Officer, Secretary, and as a member of our Board of Directors.

(3)	On June 16, 2015, Choy Wing Fai was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and as a member of our Board of Directors.

(4)	On June 16, 2015, Kao Pun Yiu Philip was appointed Chief Technical Officer and as a member of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2020, the Company has 56,596,489 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Choi Tak Yin Addy (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	Choy Wing Fai (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Kao Pun Yiu Philip (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	0	0%

Common Stock	Or Ka Ming (ii), (iii) Room 19, 1/F, Block B, Hong Kong Industrial Centre, 489 Castle Peak Road, Lai Chi Kok, Hong Kong	100,000	0.18%

Common Stock	All of the officers and directors as a group (iv)	200,000	0.36%

Common Stock	Rito Group Holding Ltd (i) Oliaji Trade Centre, 1st Floor, Victoria, Mahe, Seychelles	36,200,000	64.13%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of June 30, 2020 (56,596,489 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 56,596,489 as of June 30, 2020.

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

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2020	For the year ended June 30, 2019

Audit fees	$32,000	$34,300
Audit related fees	600	-
Tax fees	-	-
All other fees	-	-
Total	$32,000	$34,300

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

RITO GROUP CORP.
(Name of Registrant)

Date: September 30, 2020	By:	/s/ Choi Tak Yin Addy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 30, 2020	By:	/s/ Choy Wing Fai
	Title:	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: September 30, 2020	By:	/s/ Kao Pun Yiu Philip
	Title:	Chief Technical Officer, Director

Date: September 30, 2020	By:	/s/ Or Ka Ming
	Title:	Chief Operating Officer, Secretary, Officer, Director

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Rito Group Corp.

Room 6C, 4/F, Block C,

Hong Kong Industrial Centre,

489 Castle Peak Road,

Lai Chi Kok, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rito Group Corp. (the ‘Company’) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows each of the year ended 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows each of the years ended 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $4,721,423 and net loss of $747,721. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2017.

Kuala Lumpur, Malaysia

September 28, 2020

RITO GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2020	2019
ASSETS
CURRENT ASSETS
Account receivables	213,053	123,289
Deposits paid, prepayments and other receivables	23,203	31,350
Cash and cash equivalents	$64,528	$349,080

Total current assets	300,784	503,719

NON-CURRENT ASSETS
Operating lease right-of-use assets	256,720	-
Plant and equipment, net	139,511	189,650

TOTAL ASSETS	$697,015	$693,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term bank loans	10,370	8,882
Accrued expenses and other payables	221,457	111,621
Due to a director	90,772	10,255
Due to a corporate shareholder	12,902	-
Operating lease liabilities	53,624	-

Total current liabilities	389,125	130,758

NON-CURRENT LIABILITIES
Long-term bank loans	12,914	23,284
Operating lease liabilities	202,132	-

TOTAL LIABILITIES	604,171	154,042

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 56,596,489 and 56,446,489 shares issued and outstanding as of June 30, 2020 and June 30, 2019 respectively	5,660	5,645
Additional paid-in capital	4,808,562	4,508,577
Accumulated other comprehensive income (loss)	45	(1,193)
Accumulated deficit	(4,721,423)	(3,973,702)

TOTAL STOCKHOLDERS’ EQUITY	92,844	539,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,015	$693,369

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended June 30,
	2020		2019
REVENUE	$		$
- Non-related party		438,845		425,252

COST OF REVENUE		(241,095)		(303,664)

GROSS PROFIT		197,750		121,588

OTHER INCOME		5,505		11,358

GENERAL AND ADMINISTRATIVE EXPENSES		(945,293)		(1,639,979)

LOSS FROM OPERATIONS		(742,038)		(1,507,033)

INTEREST EXPENSE		(5,683)		(5,395)

LOSS BEFORE INCOME TAX		(747,721)		(1,512,428)

INCOME TAXES EXPENSE		-		-

NET LOSS		$(747,721)		$(1,512,428)

Other comprehensiveincome:
- Foreign exchange adjustment gain		1,238		88
COMPREHENSIVE LOSS		$(746,483)		$(1,512,340)

Net loss per share - Basic and diluted		(0.01)		$(0.03)

Weighted average number of common shares outstanding – Basic and diluted		56,526,270		56,114,212

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT

Balance as of June 30, 2018	55,848,284	5,585	3,327,227	(1,281)	(2,461,274)	870,257
Private Placement $1.5 per share in July 2018	30,000	3	44,997	-	-	45,000
Private Placement $2 per share in July 2018	100,000	10	199,990			200,000
Private Placement $2 per share in August 2018	15,000	2	29,998	-	-	30,000
Private Placement $2 per share in September 2018	7,500	1	14,999	-	-	15,000
Private Placement $2 per share in November 2018	7,500	1	14,999	-	-	15,000
Private Placement $2 per share in December 2018	37,500	4	74,996	-	-	75,000
Private Placement $2 per share in January 2019	75,000	7	149,993	-	-	150,000
Private Placement $2 per share in February 2019	22,500	2	44,998	-	-	45,000
Private Placement $2 per share in March 2019	55,705	6	111,404	-	-	111,410
Private Placement $2 per share in April 2019	145,000	14	289,986	-	-	290,000
Private Placement $2 per share in May 2019	50,000	5	99,995	-	-	100,000
Private Placement $2 per share in June 2019	52,500	5	104,995	-	-	105,000
Net Loss	-	-	-	88	(1,512,428)	(1,512,340)
Balance as of June 30, 2019	56,446,489	5,645	4,508,577	(1,193)	(3,973,702)	539,327
Private Placement $2 per share in November 2019	50,000	5	99,995	-	-	100,000
Private Placement $2 per share in January 2020	100,000	10	199,990	-	-	200,000
Net loss	-	-	-	-	(747,721)	(747,721)
Other comprehensive loss	-	-	-	1,238	-	1,238
Balance as of June 30, 2019	56,596,498	5,660	4,808,562	45	(4,721,423)	92,844

See accompanying notes to condensed consolidated financial statements

RITO GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”)

(Audited)

	For the year ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(747,721)	$(1,512,428)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Depreciation	40,539	95,397
Accrued interest expense	3,907	5,395
Loss on disposal of plant and equipment	7,664	-
Changes in operating assets and liabilities:
Accounts receivables	(89,764)	(99,452)
Prepayments, deposits and other receivables	8,145	(13,903)
Inventories	-	19,080
Operating lease right-of-use assets	(256,720)	-
Other payables and accrued liabilities	109,838	(176,245)
Operating lease liabilities	255,756	-

Net cash used in operating activities	(668,356)	(1,682,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(62,873)
Sale of plant and equipment	1,936	-

Net cash provided by (used in) investing activities	10,401	(62,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in IPO and private placements	300,000	1,181,410
Interest paid for bank loans	(3,907)	(5,395)
Repayment of bank loans	(8,882)	(7,395)
Advances from / (repayment to) a director	80,517	(141,235)
Advances from a corporate shareholder	12,902	-

Net cash provided by financing activities	380,630	1,027,385

Effect of exchange rate changes on cash and cash equivalents	1,238	88

Net change in cash and cash equivalents	(284,552)	(717,556)
Cash and cash equivalents, beginning of year	349,080	1,066,636

CASH AND CASH EQUIVALENTS, END OF YEAR	$64,528	$349,080

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$(3,907)	$(5,395)
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

As of June 30, 2020, the Company suffered an accumulated deficit of $4,721,423 and net loss of $747,721. The continuation of the Company as a going concern through June 30, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended June 30, 2020 and 2019, the Company recognized an impairment charge of $Nil and $Nil, respectively for intangible assets.

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2020	2019
Period-end HK$ : US$1 exchange rate	7.75	7.75
Average HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥: US$1 exchange rate	7.07	6.86
Average CNY¥: US$1 exchange rate	7.09	6.86

●	Related parties

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of $80,185, lease liabilities for operating leases of $80,185, and $0 cumulative-effect adjustment to accumulated deficit. After the adoption, $256,720 of operating lease right-of-use asset and $255,756 of operating lease liabilities and $964 adjustment to accumulated deficit were retroactively reflected to June 30, 2020 financial statements. See Note 13 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements-continued

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

4. SHAREHOLDERS’ EQUITY

For the year ended June 30, 2020, the Company issued an aggregate of 150,000 of its common stock at $2 per share, for aggregate gross proceeds of $300,000.

For the year ended June 30, 2019, the Company issued an aggregate of 30,000 and 568,205 of its common stock at $1.5 and $2 per share, for aggregate gross proceeds of $45,000 and $1,136,410.

As of June 30, 2020, and 2019, the Company had a total of 56,596,489 and 56,446,489 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5 - PROPERTY, PLANT AND EQUIPMENT

	As of June 30,
	2020	2019
	(audited)	(audited)
Leasehold improvement	$236,630	$236,630
Equipment	32,570	32,570
Motor Vehicle	-	18,065

	269,200	287,265
Less: Accumulated depreciation	129,689	97,615
Total	$139,511	$189,650

Depreciation expense, classified as operating expenses, was $40,539 and $95,397 for the twelve months ended June 30, 2020 and June 30, 2019, respectively.

6. DUE TO A CORPORATE SHAREHOLDER

As of June 30, 2020 and June 30, 2019, a corporate shareholder, Rito Group Holding Limited advanced $12,902 and $0 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

7. DUE TO A DIRECTOR

As of June 30, 2020 and June 30, 2019, a director of the Company advanced $90,772 and $10,255 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. BANK LOANS

	As of June 30,
	2020	2019
	(audited)	(audited)
Bank loan from financial institution in Hong Kong
The Hongkong and Shanghai Banking Corporation Limited	$23,284	$32,166

	23,284	32,166
Less: Current portion	(10,370)	(8,882)
Long-term portion	$12,914	$23,284

In July 2017, the Company obtained a loan in the principal amount of HKD349,000 (approximately $45,032) from The Hongkong and Shanghai Banking Corporation Limited, a financial institution in Hongkong which bears interest at the base lending rate less 0.7% flat rate per month with 60 monthly installments of HKD8,260 (approximately $1,066) each and will mature in July 2022.

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30,
	2020	2019
	(audited)	(audited)
Accrued audit fee	24,000	22,000
Accrued accounting fee	8,088	3,473
Accrued other expenses	5,700	-
Other payables	104,982	86,148
Loan from third party A	78,205	-
Loan interest payable	482	-
	$221,457	$111,621

As of June 30, 2020 and 2019, other payables were $104,982 and $86,148, respectively. Other payables were included the farm expenses (direct labor / property management fee etc.), marketing expenses, payroll expenses and MPF.

In 17 May 2020, the Company obtained a loan in the principal amount of HKD610,000 (approximately $78,205) from Chow Yuen Kuen, Tina, an investor which bears 5% interest rate per year with 1 year of HKD30,500 (approximately $3,910) and will mature in 16 May 2021. The Company will pay the lender 41,058 shares would be paid in lieu of cash HKD640,500 ($82,115) ($2 per share*41,057 shares) on 16 May 2021.

10. INCOME TAXES

For the years ended June 30, 2020 and 2019 the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30,
	2020	2019
	(audited)	(audited)
Tax jurisdictions from:
– Local	$(81,017)	$(73,850)
– Foreign, representing
Anguilla	(8,966)	(4,719)
Hong Kong	(655,888)	(1,431,941)
PRC	(1,850)	(1,918)

Loss before income taxes	(747,721)	(1,512,428)

Provision for income taxes consisted of the following:

For the year ended June 30,
	2020	2019
	(audited)	(audited)
Current:
– Local	$-	$-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-

Deferred:
– Local	-	-
– Foreign (Hong Kong)	-	-
– Foreign (PRC)	-	-
	$-	$-

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INCOME TAXES-continued

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Rito Group Corp. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020 and 2019, the operations in the United States of America incurred $404,091 and $323,074 of cumulative net operating losses, respectively, which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $84,859 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Republic of Anguilla (“Anguilla”), Sino Union International Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla. A company is subject to Anguilla income tax if it does business in Anguilla. A company that incorporated in Anguilla, but does not do business in Anguilla, is not subject to income tax there. Sino Union International Limited did not do business in Anguilla for the year ended June 30, 2020, and it does not intend to do business in Anguilla in the future. For the years ended June 30, 2020 and 2019, Sino Union International Limited had a net operating loss of $132,848 and $123,882, respectively.

Hong Kong

Rito International Enterprise Company Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the year ended June 30, 2020 and 2019, Rito International incurred a cumulative operating loss of $4,179,592 and $3,523,705, respectively for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $689,633 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

People’s Republic of China

深圳市汇图贸易有限公司 is operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended June 30, 2020 and June 30, 2019, no provision for income tax is required due to operating loss incurred. As of June 30, 2020 and June 30, 2019 深圳市汇图贸易有限公司 incurred $4,892 and $3,042 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,223 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2020 and 2019:

	As of
	June 30, 2020	June 30, 2019
	(audited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$84,859	$67,845
– Hong Kong	689,633	581,411
– PRC	1,223	761

	775,715	650,017
Less: valuation allowance	(775,715)	(650,017)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $775,715 as of June 30, 2020. During the year ended June 30, 2020, the valuation allowance increased by $125,698, primarily relating to net operating loss carry forwards from the various tax regime.

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. RELATED PARTY TRANSACTIONS

	For the year ended June 30,
	2020	2019
	(audited)	(audited)
Professional fee paid to:
- Related party A	$19,955	$22,593
- Related party B	22,867	23,320
- Related party C	2,989	394

Website design and maintenance fee paid to:
- Related party D	597	588

	$32,506	$46,895

Related party A, B, C and D are the fellow subsidiaries of a corporate shareholder of the Company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

12 - CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2020, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended June 30, 2020		As of June 30, 2020
	Revenues	Percentage of revenues	Accounts receivable
	(audited)	(audited)	(audited)
Customer A	$438,845	100%	$213,053

Total:	$438,845	100%	$213,053

For the year ended June 30, 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
	(audited)	(audited)	(audited)
Customer A	$93,510	22%	$26,515
Customer B	234,968	55%	-
Customer C	96,774	23%	96,774

Total:	$425,252	100%	$123,289

RITO GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12 - CONCENTRATIONS OF RISKS-continued

(b) Major vendors

For the year ended June 30, 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2020		As of June 30, 2020
	Purchases	Percentage of purchases	Accounts payable
	(audited)	(audited)	(audited)
Vendor A	$39,136	16%	-
Vendor B	201,959	84%

Total:	$241,095	100%	-

For the year ended June 30, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Purchases	Percentage of purchases	Accounts payable
	(audited)	(audited)	(audited)
Vendor A	$79,986	26%	-
Vendor B	209,275	69%

Total:	$289,261	95%	-

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

13. COMMITMENTS AND CONTINGENCIES

The Company leases an office premises and a farm premises in Hong Kong under a non-cancellable operating lease that expire on July 2020 with an aggregate fixed monthly rent of approximately $3,457 and $3,063, respectively; and a storage premises in Hong Kong under a non-cancellable operating lease that expire on July 2020, with an aggregate fixed monthly rent of approximately $82.

The Company leases a farm premises and a warehouse premises in Hong Kong under a non-cancellable operating lease that expire on July 2024 with an aggregate fixed monthly rent of approximately $4,516 and $645, respectively.

The aggregate lease expense for the years ended June 30, 2020 and 2019 are $83,355 and $9,290, respectively.

As of June 30, 2020, the Company has aggregate future minimum rental payments of due under those non-cancellable operating lease in the next one years and coming years, as follows:

Period ending June 30:
2021	$62,026
2022	61,932
2023	73,286
2024	79,737
2025	6,192
$283,173

14. OPERATING LEASE

The Company has operating lease agreements for three office spaces with remaining lease terms of 1 month to 48 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

For the year ended June 30,2020

Lease cost
Operating lease cost (included in general and administrative in company’s unaudited condensed statement of operations)	$74,643

Other information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2020	$75,608
Weighted average remaining lease term-operating leases (in years)	4.5
Average discount rate - operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

As at June 30, 2020

Operating leases
Long -term right-of-use assets	256,720

Short-term operating lease liabilities	53,624
Long-term operating lease liabilites	202,132
Total operating lease liabilities	255,756

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,
2021	62,026
2022	61,932
2023	73,286
2024	79,737
2025	6,192
Total lease payments	283,173
Less: Imputed interest/present value discount	(27,417)
Present value of lease liabilities	255,756

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

